Form 10QSB
period 2007-06-30
Jade Mountain CORP
filed 2007-07-24
CIK 1394220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------
                         Commission File Number: 0-52549


                            Jade Mountain Corporation
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 41-1508112
(State of incorporation)                                (IRS Employer ID Number)

                     211 West Wall Street, Midland, TX 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2007: 15,883,404

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            JADE MOUNTAIN CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                            JADE MOUNTAIN CORPORATION
                                 BALANCE SHEETS
                             June 30, 2007 and 2006

                                   (UNAUDITED)

                                                                         June 30, 2007          June 30, 2006
                                                                         -------------          -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $     18,003           $      9,161
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                     18,003                  9,161
                                                                         ------------           ------------

TOTAL ASSETS                                                             $     18,003           $      9,161
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $         --           $         --
   Accrued interest payable to current majority stockholder                     3,410                  2,083
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                                 3,410                  2,083
                                                                         ------------           ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                                25,402                    402
                                                                         ------------           ------------

      TOTAL LIABILITIES                                                        28,812                  2,485
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                   --                     --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     15,883,404 shares issued and outstanding                                   1,588                  1,588
   Additional paid-in capital                                              25,195,665             25,195,665
   Accumulated deficit                                                    (25,208,062)           (25,190,577)
                                                                         ------------           ------------

      TOTAL STOCKHOLDERS' DEFICIT                                             (10,809)                 6,676
                                                                         ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     18,003           $      9,161
                                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                            JADE MOUNTAIN CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2007 and 2006

                                   (UNAUDITED)

                                                Six months        Six months       Three months      Three months
                                                   ended             ended             ended             ended
                                               June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006
                                               -------------     -------------     -------------     -------------
REVENUES                                        $        --       $        --       $        --       $        --
                                                -----------       -----------       -----------       -----------
OPERATING EXPENSES
   Professional fees                                  6,003            17,217             1,245             4,892
   Other general and administrative expense           1,225             5,320               785             3,608
                                                -----------       -----------       -----------       -----------
      TOTAL OPERATING EXPENSES                        7,228            22,537             2,030             8,500
                                                -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                 (7,228)          (22,537)           (2,030)           (8,500)

OTHER INCOME (EXPENSE)
   Interest income                                      469             8,359               210             4,074
   Interest expense                                    (764)           (1,984)             (384)           (1,420)
                                                -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                             (7,523)          (16,162)           (2,204)           (5,846)

PROVISION FOR INCOME TAXES                               --                --                --                --
                                                -----------       -----------       -----------       -----------

NET LOSS                                             (7,523)          (16,162)           (2,204)           (5,846)

OTHER COMPREHENSIVE INCOME                               --                --                --                --
                                                -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                              $    (7,523)      $   (16,162)      $    (2,204)      $    (5,846)
                                                ===========       ===========       ===========       ===========

Loss per weighted-average share of
 common stock outstanding, computed
 on net loss - basic and fully diluted                  nil               nil               nil               nil
                                                ===========       ===========       ===========       ===========
Weighted-average number of
 common shares outstanding                       15,883,404         6,214,896        15,883,404         6,541,745
                                                ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                            JADE MOUNTAIN CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2007 and 2006

                                   (UNAUDITED)

                                                                           Six months          Six months
                                                                             ended               ended
                                                                         June 30, 2007       June 30, 2006
                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                                   $  (7,523)          $ (16,162)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                               --                  --
      (Increase) Decrease in
         Accounts receivable                                                      --                  --
      Increase (Decrease) in
         Accounts payable and other accrued liabilities                          764               1,984
                                                                           ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (6,759)            (14,178)
                                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                              --                  --
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on loans from stockholder                                        --              75,402
   Cash dividends paid                                                            --            (756,017)
                                                                           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         --            (680,615)
                                                                           ---------           ---------

INCREASE (DECREASE) IN CASH                                                   (6,759)           (694,793)

Cash at beginning of year                                                     24,762             703,954
                                                                           ---------           ---------

CASH AT END OF YEAR                                                        $  18,003           $   9,161
                                                                           =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                            $      --           $      --
                                                                           =========           =========
   Income taxes paid for the period                                        $      --           $      --
                                                                           =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Conversion of note payable to shareholder to common stock               $      --           $ 100,000
                                                                           =========           =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                            JADE MOUNTAIN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Jade Mountain Corporation (Company), was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the Laws of the State of Minnesota to develop and market a cardiac output monitoring system.

In August 2000, the Company determined that it would be unable to complete the development of its primary product, the Basis Cardiac Output Monitor and RealFlow Cardiac Output Probe and ceased its ongoing business operations.

On December 27, 2006, the shareholders of the Company approved a proposal to redomicile the Company from the State of Minnesota to the State of Nevada. The Company effected the redomicile through a merger with a new Nevada corporation which was formed by the Company on September 12, 2006 solely and specifically for the purpose of effecting the redomicile of the Company. At this time, the Company changed its corporate name to Jade Mountain Corporation.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

                            JADE MOUNTAIN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE C - GOING CONCERN UNCERTAINTY

The Company has nominal cash on hand, has no operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Reorganization costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

                            JADE MOUNTAIN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At June 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

                            JADE MOUNTAIN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE F - LOANS DUE TO SHAREHOLDER

Pursuant to a November 28, 2005 $100,000 Convertible Loan Purchase Agreement with Glenn A. Little (Little), Little funded $25,000 and $75,402 in separate layers to the Company for a total of $100,402 at an interest rate of 6% per annum. This note shall be convertible at any time prior to maturity at Little's option into restricted common stock of the Company at par value. On June 24, 2006, Little exercised a partial conversion of this note and converted $100,000 of the outstanding principal into 10,000,000 shares of restricted, unregistered common stock, which made Little the Company's controlling shareholder.

The Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds will be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2007, Little has advanced approximately $25,000 under this agreement with an initial maturity date in August 2008.

NOTE G - COMMON STOCK TRANSACTIONS

On June 24, 2006, the Company issued 10,000,000 shares of restricted, unregistered common stock to Glenn A. Little pursuant to a Convertible Loan Purchase Agreement dated November 28, 2005 for the conversion of $100,000 of debt. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006, respectively, are as follows:

                                    Six months        Six months
                                      ended              ended
                                  June 30, 2007      June 30, 2006
                                  -------------      -------------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

Due to the change in control effected by the note conversion on July 24, 2006, the Company has a limited net operating loss carryforward to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).


                (Remainder of this page left blank intentionally)

                            JADE MOUNTAIN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the six month periods ended June 30, 2007 and 2006, respectively, are as follows:

                                                             Six months        Six months
                                                                ended             ended
                                                            June 30, 2007     June 30, 2006
                                                            -------------     -------------
Statutory rate applied to income before income taxes           $(2,560)          $(5,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            2,560             5,500
                                                               -------           -------

     Income tax expense                                        $    --           $    --
                                                               =======           =======

The Company's only temporary differences as of June 30, 2007 and 2006, respectively, after giving effect to the June 2006 change in control, relate to the Company's net operating loss carryforward. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2007 and 2006, respectively, is not material to the accompanying financial statements.



                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for each of the respective six month periods ended June 30, 2007 and 2006 were nominal, principally professional fees, stock transfer agent fees and other ancillary expenses incurred with the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, the Company had working capital of approximately $14,600 and $7,100.

The Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds will be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2007, Little has advanced approximately $25,000 under this agreement with an initial maturity date in August 2008.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds will be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2007, Little has advanced approximately $25,000 under this agreement with an initial maturity date in August 2008.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JADE MOUNTAIN CORPORATION


Dated: June 23, 2007                    By: /s/ Glenn A. Little
       -------------                       -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director