Form 10QSB
period 2007-09-30
Jade Mountain CORP
filed 2007-11-19
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52549

Jade Mountain Corporation
(Exact name of small business issuer as specified in its charter)

Nevada 41-1508112
(State of incorporation) (IRS Employer ID Number)

11 Youquan Road, Zhanqian Street, Jinzhou District
Dalian, People's Republic of China 116100

+86-411-87661222
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 14, 2007; 25,000,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

JADE MOUNTAIN CORPORATION

Form 10-QSB for the Quarter ended September 30, 2007

PART I
ITEM 1 - FINANCIAL STATEMENTS

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,221
Accounts receivable, net of allowances	15,971,323
Contracts in progress	3,231,272
Inventories, net	149,871
Other current assets and prepaid expenses	8,985,151
Total Current Assets	28,414,838

PROPERTY AND EQUIPMENT, NET	10,468,380

OTHER ASSETS
Prepaid expenses (non-current)	103,091
Intangible assets, net	634,068
Land use rights, net	877,155
TOTAL ASSETS	$40,497,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,936,548
Other payables and accrued liabilities	1,280,073
Notes payable	4,389,699
Due to a stockholder	466,766
Business tax payable	567,668
Income tax payable	49,357
Value added tax payable	1,623,520
Total Current Liabilities	12,313,631

LONG-TERM LIABILITIES
Notes payable - long term	3,591,572
Deferred tax liabilities	5,131,718
TOTAL LIABILITIES	21,036,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2007)	-
Common stock ($0.0001 par value, 10,000,000,000 shares authorized, 17,899,643 shares issued and outstanding as of September 30, 2007)	1,790
Additional paid-in capital	3,858,452
Retained earnings
Unappropriated	14,540,690
Appropriated	326,556
Accumulated other comprehensive gain	733,123
Total Stockholders' Equity	19,460,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,497,532

The accompanying notes are an integral part of these financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30		September 30
	2007	2006	2007	2006
	Consolidated		Consolidated

NET SALES
Contracts	$17,530,259	$2,113,523	$36,813,217	$5,067,516
Services	65,807	501,651	9,380,179	1,331,953
Government grant	52,605	10,951	122,463	384,121
	17,648,671	2,626,125	46,315,859	6,783,590
COST OF SALES
Cost of contracts	(10,124,392)	(1,425,260)	(21,990,789)	(3,273,664)
Cost of services	(13,635)	(67,776)	(1,358,474)	(162,204)
Depreciation	(140,452)	(88,430)	(398,580)	(214,402)
	(10,278,479)	(1,581,466)	(23,747,843)	(3,650,270)

GROSS PROFIT	7,370,192	1,044,659	22,568,016	3,133,320

OPERATING EXPENSES
Selling, general and administrative expenses	2,141,041	199,809	6,003,380	402,178
Depreciation	29,769	21,927	83,865	63,147
Amortization of intangible assets	12,072	-	30,399	-
Amortization of land use rights	2,932	2,782	8,674	8,303
Total Operating Expenses	2,185,814	224,518	6,126,318	473,628

INCOME FROM OPERATIONS	5,184,378	820,141	16,441,698	2,659,692

OTHER INCOME (EXPENSES)
Other income	86	4,494	5,226	4,494
Interest income	630	201	3,050	530
Imputed interest	(6,987)	(6,336)	(31,005)	(19,491)
Interest expenses	(170,769)	(83,021)	(456,881)	(224,823)
Other expenses	(387)	(12,188)	(3,574)	(12,474)
Total Other Expenses, net	(177,427)	(96,850)	(483,184)	(251,764)

INCOME FROM OPERATIONS BEFORE TAXES	5,006,951	726,073	15,958,514	2,407,928

INCOME TAX EXPENSE	(744,149)	(235,072)	(4,358,165)	(667,856)

NET INCOME	4,262,802	491,001	11,600,349	1,740,072

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	249,954	84,881	535,845	101,962
COMPREHENSIVE INCOME	$4,512,756	$575,882	$12,136,194	1,842,034

NET INCOME PER SHARE - Basic and diluted	$0.24	$0.03	$0.65	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES - Basic and diluted	17,899,643	17,899,643	17,899,643	17,899,643

The accompanying notes are an integral part of these financial statements

 JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2007	September 30, 2006
	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,600,349	$1,740,072
Adjusted to reconcile net income to cash (used in)
provided by operating activities:
Depreciation - cost of sales	398,580	214,402
Depreciation-operating expenses	83,865	63,147
Amortization of intangible assets	30,399	-
Amortization of land use rights	8,674	8,303
Imputed interest on advances from a stockholder	31,005	19,491
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(9,916,193)	(3,327,511)
Contracts in progress	(3,164,691)	(195,318)
Inventories	(33,406)	764,303
Other current assets and prepaid expenses	(7,809,025)	735,861
Value added tax recoverable	-	378,677
Prepaid expenses ( non-current)	(100,967)	-
Increase (decrease) in:
Accounts payable	(73,886)	135,621
Other payables and accrued liabilities	351,667	(1,085,195)
Business tax payable	356,924	66,597
Income tax payable	(502,172)	192,646
Value added tax payable	1,577,336	-
Deferred tax liabilities	4,358,165	417,568
Net cash (used in) provided by operating activities	(2,803,376)	128,664

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(81,229)	(1,239,834)
Purchase of intangible assets	(377,813)	-
Purchase of land use rights	(329,919)	-
Net cash used in investing activities	(788,961)	(1,239,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	-	657,499
Due to a stockholder	(3,118)	45,323
Bank loans borrowed	-	498,859
Net cash (used in) provided by financing activities	(3,118)	1,201,681

EFFECT OF EXCHANGE RATES ON CASH	68,326	(14,125)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,527,129)	76,386

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,604,350	70,326

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,221	$146,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$456,881	$224,823
Cash paid for income tax	$502,173	$57,643

The accompanying notes are an integral part of these financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

These financial statements should be read in conjunction with the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on October 12, 2007.

NOTE 2	ORGANIZATION

Jade Mountain Corporation (“JMC”) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. On December 27, 2006, the shareholders of JMC approved proposal to re-domicile JMC from the State of Minnesota to the State of Nevada. JMC effected the re-domicile through a merger with a new Nevada corporation which was formed by JMC on September 12, 2006 solely and specifically for the purpose of effecting the re-domicile of JMC. At this time, JMC changed its name to Jade Mountain Corporation. During the first six months ended June 30, 2007, JMC ceased all business operations and disposed of all its assets, liabilities and operating activities. JMC has had no operations or significant assets since the year ended December 31, 2006.

Innomind Group Limited (“Innomind”) was incorporated in the British Virgin Islands (“BVI”) on November 17, 2006 as an investment holding company. Through its wholly owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on July 9, 2007, Innomind’s principal activities are that of a holding company for the assets and business of its operating subsidiary, Dalian Innomind. Dalian Innomind’s principal activities are the design, development, manufacturing and installation of industrial equipment used mainly for environmental protection purposes in the PRC. In accordance with the business permit, Dalian Innomind’s right of operation expires on July 8, 2022 and is renewable on expiry.

Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) was incorporated in the People’s Republic of China (“PRC”) on March 5, 2003 as a limited liability company. The business activities of Dalian Rino are the same with those of Dalian Innomind. In accordance with the business permit, Dalian Rino’s right of operation expires on March 4, 2021 and is renewable.

On October 5, 2007, JMC consummated a Share Exchange Agreement (“the Agreement”) with the shareholders of Innomind pursuant to which JMC issued 17,899,643 shares, par value $0.0001 per share to the shareholders of Innomind for 100% equity interest in Innomind. Prior to the Share Exchange: (i) on July 16, 2007, the Company consummated a one (1) share for two hundred thousand (200,000) shares reverse split of its Common Stock, with fractional shares rounded up to the nearest whole number (the “Reverse Split”); and (ii) on August 31, 2007, the Company’s Board of Directors authorized a one hundred (100) shares for one (1) share forward split of the issued and outstanding shares of its Common Stock (the “Forward Split”). All share and per share amounts set forth in this Current Report as of dates on or after July 16, 2007, give effect to the Reverse Split and all share and per share amounts set forth in this Current Report as of dates after August 31, 2007, give effect to the Forward Split.

The merger of JMC and Innomind was treated for accounting purposes as a capital transaction and recapitalization by Innomind (“the accounting acquirer”) and re-organization by JMC (“the accounting acquiree”). The financial statements have been prepared as if the reorganization had occurred retroactively.

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

On the same date, Dalian Innomind entered into a series of agreements (collectively known as the Restructuring Agreements) with Dalian Rino and the shareholders of Dalian Rino in which Dalian Innomind will take over the management of the business activities of Dalian Rino and will hold a 100% variable interest in Dalian Rino. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

JMC, Innomind, Dalian Innomind and Dalian Rino are hereinafter referred to as (“the Company”).

NOTE 3	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2007 include the unaudited financial statements of Innomind and its wholly owned subsidiary, Dalian Innomind and Dalian Rino, a Variable Interest Entity of Dalian Innomind.

The accompanying unaudited condensed financial statements for 2006 only include the unaudited financial statement of Dalian Rino.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	REVENUE RECOGNITION

The Company enters into long-term fixed price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. For instances where the work performed on fixed price contracts is of relatively short duration, revenue is recognized when the work is completed.

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

To utilize the idle time of its heavy duty machining tools, the Company provides machining services to customers. The machining service revenue is recognized when the performance of the service is completed, customer’s acceptance has been received and invoice is issued and collectibility is reasonably assured.

NOTE 5	CONSOLIDATION OF VARIABLE INTEREST ENTITY

On October 5, 2007 Dalian Innomind entered into Restructuring Agreements with Dalian Rino and its shareholders in which Dalian Innomind took over the management of the business activities of Dalian Rino. The Restructuring Agreements consist of the following agreements:

(a)	Dalian Rino sold substantially all of its manufacturing equipment and tangible assets to Dalian Innomind for RMB 2,250,343;
(b)	Dalian Rino transferred all of its three, presently owned patents, and three presently pending patent applications, to Dalian Innomind for an aggregate transfer fee of RMB 10,000;
(c)	Dalian Rino will lease to Dalian Innomind substantially all of its manufacturing plant and land at an annual rent of RMB 612,000;
(d)
With respect to its presently owned patents, Dlian Rino will contemporaneously enter into a separate transfer agreement (the “Patent Transfer Contract”) with Dalian Innomind to accomplish their actual transfer to Dalian Innomind;

(e)
With respect to its presently pending patent applications, and in order to accomplish the actual transfer of, each such applied-for patent, Dalian Rino will enter into additional patent transfer contracts within ten days after the issuance of the patents; and

(f)	Dalian Rino has granted to Dalian Innomind the royalty-free, perpetual right to use the “RINO” trademark and logo.

Under the requirements of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”), the Company consolidated the financial statements of Dalian Rino, a VIE of Dalian Innomind. As both companies are under common control, the financial statements have been prepared as if the transaction had occurred retroactively.

NOTE 6	OTHER CURRENT ASSETS AND PREPAID EXPENSES

Other current assets and prepaid expenses as of September 30, 2007 consist of the following:

Other receivables	$416,178
Advances to staff	119,026
Deposits with suppliers	8,426,003
Prepaid expenses	23,944
$8,985,151

During the nine months ended September 30, 2007, the Company paid deposits totaling $7,436,966 to a supplier for materials to be used in future contracts.

NOTE 7	PREPAID EXPENSES (NON-CURRENT)

These represent research and development costs paid to a third party under two agreements for services over a period of three years and five years. The costs will be amortized over the lives of the agreements.

The amount amortized as research and development expenses for the nine months ended September 30, 2007 and 2006 was $103,091 and $0 respectively.

NOTE 8	INTANGIBLE ASSETS

In 2006, the Company acquired from a third party an exclusive license under patent rights for $268,628 for a de-oxidation paint formula and production techniques for a period of three years subject to further renewal. In April 2007, the Company re-negotiated with the third party to extend the license to fifteen years for an additional cost of $255,976.

In May 2007, the Company acquired from a third party a patent right for $131,151 for a desulphurization technology for a period of ten years.

The following is a summary of intangible assets as of September 30, 2007:

Patents	$665,106
Less: accumulated amortization	31,038
$634,068

The intangible assets acquired for the de-oxidation and desulphurization technology are amortized on a straight-line basis over their useful lives starting from January 2007 and June 2007 respectively. For the nine months ended September 30, 2007 and 2006, the amount amortized was $30,399 and $0 respectively.

NOTE 9	LAND USE RIGHTS

Under the laws of the PRC, land is owned by the government. Private enterprises are allowed to lease and use of the land. The following is a summary of land use rights acquired by the Company as of September 30, 2007:

Cost	$927,282
Less: accumulated amortization	50,127
$877,155

The land use rights are amortized over the term of the leases of fifty years. The amortization expense for the nine months ended September 30, 2007 and 2006 was $8,674 and 8,303, respectively.

NOTE 10	RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company owed a stockholder $466,766 for advances made on an unsecured basis and free of interest payment and repayable on demand. Imputed interest is charged at 7% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $31,005 and $19,491 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 11	SUBSEQUENT EVENTS

(A)	Share Exchange Agreement

On October 5, 2007, JMC consummated the Agreement with the shareholders of Innomind pursuant to which JMC issued 17,899,643 shares to the shareholders of Innomind for 100% equity in Innomind.

(B)	Restructuring Agreements

On October 3, 2007 Dalian Innomind entered into Restructuring Agreements with Dalian Rino and its shareholders in which Dalian Innomind took over the management of the business activities of Dalian Rino.

(C)	Private Placement

On October 5, 2007, the Company completed a private placement with 24 accredited investors for $24,435,319 from the sale of $5,464,357 shares of common stock of the Company.

NOTE 12	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of this new Standard, but believes that it will not have that it will not have a material impact on the Company’s financial position.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry. Most of our customers are large, state-owned iron and steel companies. Our business operations are conducted throughout China.

China’s iron and steel companies have experienced robust growth during the last twenty years, following the expansion of China’s economy and industrial base, generally. Along with this growth, the iron and steel industry has produced large amounts of waterborne and airborne industrial waste and pollution, and as a consequence it faces increasingly stringent governmental mandates to reduce or eliminate sulphur dixoide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties.

Demand for our core product, the Lamella Wastewater System, increased in 2006 and we expect demand to continue in 2007. One of our two new products, the Desulphurization System which we introduced in late 2006, is based on proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We expect to see strong demand from the industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. Starting in January 2007, we launched another new product, our Anti-Oxidation System, that materially reduces scrap loss in the production of hot rolled steel plate production caused by oxidation. Anti-oxidation is a long-sought solution in the Iron and Steel industry. We believe our Anti-Oxidation System, including paint and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. In the first quarter of 2007, we also earned a significant amount of revenue from providing technical support to a business partner for the fulfillment of its desulphurization contract. The technical support business maintains our revenue growth while we continue to experience production capacity constraints. We anticipate that this business will decline beginning in 2008 as we build up adequate production capacity.

We also receive grants from local government with amount varying from year to year as rewards for our continued investment in new technologies.

All our products are custom-built pursuant to our customers’ specific requirements. We enter into fixed price engineering and installation agreements with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our headquarter facilities. Generally, we fulfill our contracts in twelve months.

Our project-based revenue is affected directly by our customers’ capital budgets and need to build new plants. Since most of our customers are state-owned-enterprises, their budgeting decisions are influenced by the central government’s environmental protection and pollution control policies, which presently are favorable to our business and products. We expect such policy emphasis to continue for the foreseeable future.

The cost of revenue for our products includes direct materials, direct labor, and manufacturing overhead, with a significant portion allocable to materials costs, which are subject to fluctuation.

Recent Developments

Share Exchange, Restructuring Agreements and Private Placement Financing

In a share exchange transaction that closed on October 5, 2007 (the “Share Exchange”), the Company acquired Innomind, and through that acquisition also acquired Innomind’s wholly-owned subsidiary, Dalian Innomind, as well as the assets and business of Dalain Innomind’s PRC affiliate, RINO. In the Share Exchange the Company issued a controlling number of shares (the “Control Shares”) of its common stock to Zhang Ze, Innomind’s sole shareholder, in exchange for all of the issued and outstanding shares of Innomind, which were owned by Zhang Ze (the “Innomind Shares”). Prior to the Share Exchange: (i) on July 16, 2007, the Company consummated a one (1) share for two hundred thousand (200,000) shares reverse split of its Common Stock, with fractional shares rounded up to the nearest whole number (the “Reverse Split”); and (ii) on August 31, 2007, the Company’s Board of Directors authorized a one hundred (100) shares for one (1) share forward split of the issued and outstanding shares of its Common Stock (the “Forward Split”).

In connection with the Share Exchange, through a series of agreements between Dalian Innomind and RINO that we refer to as the “Restructuring Agreements,” which were executed on October 3, 2007, Dalian Innomind agreed to: (i) purchase and lease from RINO substantially all of RINO’s assets and properties; and (ii) fully conduct and manage RINO’s business (the “Business”) in exchange for RINO’s payment to Dalian Innomind of a management fee equal to the Business’s monthly net profits. To the extent that any aspect of the Business needs to be conducted directly through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations.

The Restructuring Agreements were utilized instead of a direct acquisition of RINO's assets, because of the lack of clarity in the implementation of current PRC laws regarding the use of a non-PRC entity’s equity as consideration to acquire a PRC entity’s equity or assets. This makes it highly uncertain, if not impossible, for a non-PRC entity (such as the Company or Innomind) to use its equity to acquire a PRC entity (such as RINO). While PRC law does allow for the purchase of equity interests in, or assets of a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of the equity or assets. Because the Company did not have sufficient cash to pay the estimated full value of all of the assets of RINO, the Company, through Dalian Innomind, purchased the maximum amount of assets possible with the net proceeds of the private placement described below, and leased from RINO the remainder of the assets used in RINO’s business.

Although the acquisition of the assets and business of RINO through the Restructuring Agreements was effective on October 5, 2007, not all of the transactions contemplated by the Restructuring Agreements have been consummated, and for that reason Dalian Innomind has not yet fully assumed total operational control of the Business. To complete these transactions, Dalian Innomind must complete additional steps, filings and registrations. Dalian Innomind has already completed the verification of capital required under PRC law, as well as obtaining a new business license to reflect its status as an operating entity. Remitting to RINO the full purchase price for the assets to be purchased by it under the Restructuring Agreements and obtaining an environmental report for the assets purchased from RINO remain in progress. We anticipate these steps will be completed within approximately 30 days after the date of this prospectus.  At their completion, Dalian Innomind will assume full operating control of the Business.

The funds used to consummate the Company’s acquisition of Innomind and the Restructuring Agreements were provided from the proceeds of a private placement of the Company’s common stock to 24 accredited investors that closed on October 5, 2007, simultaneously with the Innomind acquisition and the implementation of the Restructuring Agreements. The private placement resulted in gross proceeds of $24,435,319 from the sale of 5,464,357 shares of our common stock. Pursuant to the Securities Purchase Agreement between the investors and the Company, the net proceeds of the Private Placement will otherwise principally be used by the Company and by Dalian Innomind to expand manufacturing and production capacity and facilities, and to provide working capital for the Business.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

For further information, refer to the financial statements and footnotes of the Company for the years ended December 31, 2006 and 2005.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have an impact on the Company's results of operations or financial conditions.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company's results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company's financial position.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, the Company’s management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, its future business plans and projected financial results, the terms of existing contracts, the Company’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s significant accounting policies and estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for 2007 include the unaudited financial statements of Innomind and its wholly owned subsidiary, Dalian Innomind and Dalian Rino, a Variable Interest Entity of Dalian Innomind.

The accompanying unaudited condensed financial statements for 2006 only include the unaudited financial statement of Dalian Rino.

All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company enters into long-term fixed price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. For instances where the work performed on fixed price contracts is of relatively short duration, revenue is recognized when the work is completed.

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

To utilize the idle time of its heavy duty machining tools, the Company provides machining services to customers. The machining service revenue is recognized when the performance of the service is completed, customer’s acceptance has been received and invoice is issued and collectibility is reasonably assured.

 Consolidation of Variable Interest Entity

On October 5, 2007 Dalian Innomind entered into Restructuring Agreements with Dalian Rino and its shareholders in which Dalian Innomind took over the management of the business activities of Dalian Rino. The Restructuring Agreements consist of the following agreements:

(a)	Dalian Rino sold substantially all of its manufacturing equipment and tangible assets to Dalian Innomind for RMB 2,250,343;
(b)	Dalian Rino transferred all of its three, presently owned patents, and three presently pending patent applications, to Dalian Innomind for an aggregate transfer fee of RMB 10,000;
(c)	Dalian Rino will lease to Dalian Innomind substantially all of its manufacturing plant and land at an annual rent of RMB 612,000;
(d)
With respect to its presently owned patents, Dlian Rino will contemporaneously enter into a separate transfer agreement (the “Patent Transfer Contract”) with Dalian Innomind to accomplish their actual transfer to Dalian Innomind;

(e)
With respect to its presently pending patent applications, and in order to accomplish the actual transfer of, each such applied-for patent, Dalian Rino will enter into additional patent transfer contracts within ten days after the issuance of the patents; and

(f)	Dalian Rino has granted to Dalian Innomind the royalty-free, perpetual right to use the “RINO” trademark and logo.

Under the requirements of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”), the Company consolidated the financial statements of Dalian Rino, a VIE of Dalian Innomind. As both companies are under common control, the financial statements have been prepared as if the transaction had occurred retroactively.

Contracts in progress

Contracts in progress are stated at the lower of cost or market value and include the costs and earnings in excess of billings, pursuant to the percentage of completion method of accounting for long-term fixed price contracts. The costs of contracts in progress include production costs and related overhead, including an applicable portion of general and administrative expenses. As of December 31, 2006, the Company has no contracts in progress.

Inventories

Raw materials are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	30 Years
Plant and machinery	15 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	5 Years

Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition.

The Company’s principal office and its manufacturing facilities are located in the Jinzhou Industry Cooperation Zone of Dalian, PRC. In 2003 RINO acquired from the government the right to use 287,117 square feet of land in the Jinzhou Industry Cooperation Zone for a 50 year period that expires in 2053 (the “Land Use Rights”). Instead of periodic rent, RINO paid a one-time fee of $580,203 for the Land Use Rights.

Of the area leased by us, our factory occupies 91,570 square feet, and office space, warehouse facilities and living quarters comprise 90,148 square feet.

Dalian Facilities

Our Dalian facilities have a staff of 270 managerial, technical, clerical and manufacturing employees, who cover the Company’s national operations, generally.

Branch Offices

In addition to the head office in Dalian, the Company leases branch offices in Lanzhou, Beijing, Chongqing, Wuhan and Nanchang. Each branch office covers and is responsible for the Company’s operations in a specific territory in China:

City	Staff	Sq. Meters	Lease Expires	Rent	Territory
Lanzhou	3	100	May 2008	$196 per mo.	Northwest China
Beijing	5	400	July 2008	$4,196 per mo.	Mid China
Chongqing	3	100	February 2008	$196 per mo.	Southwest China
Wuhan	2	100	February 2008	$196 per mo.	Southeast China
Nanchang	2	130	November 2007	$209 per mo.	Jiangxi Province

Management believes that it will be able to renew these leases.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Financial Highlights

	For the three months ended Sept 30
	2007	2006
NET SALES
Contracts	$17,530,259	$2,113,523
Services	65,807	501,651
Government grant	52,605	10,951
	17,648,671	2,626,125
COST OF SALES
Cost of contracts	(10,124,392)	(1,425,260)
Cost of services	(13,635)	(67,776)
Depreciation	(140,452)	(88,430)
	(10,278,479)	(1,581,466)

GROSS PROFIT	7,370,192	1,044,659

Selling , general and administrative expenses	2,141,041	199,809
Depreciation	29,769	21,927
Amortization of intangible assets	12,072	-
Amortization of land use rights	2,932	2,782
Total Operating Expenses	2,185,814	224,518

INCOME FROM OPERATIONS	5,186,768	820,141

Other income	86	4,494
Interest income	636	201
Imputed interest	(6,987)	(6,336)
Interest expenses	(170,769)	(83,021)
Other expenses	(387)	(12,188)
Total Other Income/Expenses	(177,427)	(96,850)

INCOME FROM OPERATIONS BEFORE TAXES	5,006,951	723,291

INCOME TAX EXPENSE	(744,149)	(235,072)
NET INCOME	4,262,802	488,219
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	249,954	84,881.

COMPREHENSIVE INCOME	$4,512,756	$573,100

Sales and Gross Profit

Revenues.

Revenues, excluding government grants, increased by $15.0 million or 573% for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The revenue increase in 2007 was due to the growing demand for our flue gas desulphurization product. Equipment sales revenues in the three months ended September 30, 2007 were entirely related to flue gas desulphurization projects which were signed in July.

The composition of main items of our revenues in the three months ended September 30, 2007 is as follows:

	For the three months ended September 30,
	2007	2006
Flue gas desulphurization	12,373,837	0
Wastewater treatment	2,311,456	1,345,769
Deoxidation treatment	138,552	0
Machining services	2,772,221	768,027

Cost of Revenue.

The cost of revenue for the three months ended September 30, 2007 increased by $8.7 million to $10.3 million from $1.6 million for the three months ended September 30, 2006, largely due to increased sales. As a percentage of revenue excluding government grants, the cost of revenue decreased to 58% for the three months ended September 30, 2007 from 60% for the same period of 2006, primarily because we continue to realize savings in machining through using in-house heavy machine tools acquired in 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 increased to $2.2 million from $0.2 million for the same period ended September 30, 2006 as a result of higher levels of operations during 2007. As a percentage of revenue, the operating expenses increased by 3% to 12% for the three months ended September 30, 2007 from 9% for the same period in 2006.

Other Income and Expenses

Other income and expenses include primarily interest income and interest expense. Interest income was immaterial due to the fact we have maintained a low cash balance for most of our operations. Interest expense increased to $0.2 million for the three months ended September 30, 2007 from $0.08 million for the three months ended September 30, 2006, due to an increased amount of the bank debt financing we undertook during 2006.

Net Income

Net income was $4,262,802 in the three months ended September 30, 2007, compared with $488,219 in the same period last year, primarily due to the increased sales, higher gross margins, and lower income taxes as a percentage of revenue than realized in the same period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Financial Highlights

	For the nine months ended Sept 30
	2007	2006
NET SALES
Contracts	$36,813,217	$5,067,516
Services	9,380,179	1,331,953
Government grant	122,463	384,121
	46,315,859	6,783,590
COST OF SALES
Cost of contracts	(21,990,789)	(3,273,664)
Cost of services	(1,358,474)	(162,204)
Depreciation	(398,580)	(214,402)
	(23,747,843)	(3,650,270)

GROSS PROFIT	22,568,016	3,133,320

Selling, general & administrative expenses	6,003,380	402,178
Depreciation	83,865	63,147
Amortization of intangible assets	30,399
Amortization of land use rights	8,674	8,303
Total Operating Expenses	6,123,928	473,628

INCOME FROM OPERATIONS	16,444,088	2,659,692

Other income	5,226	4,494
Interest income	3,050	530
Imputed interest	(31,005)	(19,491)
Interest expenses	(456,881)	(224,823)
Other expenses	(3,575)	(12,474)
Total Other Income/Expenses	(483,179)	(251,764)

INCOME FROM OPERATIONS BEFORE TAXES	15,958,514	2,407,928

INCOME TAX EXPENSE	(4,358,165)	(667,856)

NET INCOME	11,600,349	1,740,072
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	535,845	101,962

COMPREHENSIVE INCOME	$12,136,194	$1,842,034

Sales and Gross Profit

Revenues.

Revenues, excluding government grants, increased by $39.8 million or 622% for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The revenue increase in 2007 was due to the substantial growth in demand for our existing wastewater treatment and contract machining services. In addition, our new flue gas desulphurization product became our largest selling product by sales turnover, while our new deoxidation treatment product registered strong growth. Technical consulting services grew strongly in the first six months of 2007 but fell off in the third quarter as we reassigned engineers to work on other projects.

We sell to large iron and steel companies around China. The following table sets for our composition of revenues by product in the nine months ended September 30, 2007 and September 30, 2006.

	For the nine months ended September 30,
	2007	2006
Flue gas desulphurization	20,747,298	0
Wastewater treatment	6,473,927	3,423,801
Deoxidation treatment	1,952,868	0
Machining services	7,639,124	1,643,715

Cost of Revenues.

The cost of revenue for the nine months ended September 30, 2007 increased by $20.1 million to $23.7 million from $3.7 million for the nine months ended September 30, 2006, largely due to increased sales. As a percentage of revenue excluding government grants, the cost of revenue decreased to 51% for the nine months ended September 30, 2007 from 57% for the same period of 2006, primarily because our acquisition of heavy machine tools in 2006 allowed us to process product parts and components in-house, resulting in machine processing savings.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 increased to $6.1 million from $0.5 million for the same period ended September 30, 2006 as a result of higher levels of operations during the year of 2006. As a percentage of revenue, the operating expenses decreased by 6% to 13% for the nine months ended September 30, 2007 from 7% for the same period in 2006. Half of the increase was due to a significant increase in selling expense during the first two quarters in 2007. No material selling expense was incurred during the same period in 2006. Excluding selling expense, operating expenses remained at approximately 6.2% of revenue, slightly below the 7.4% of revenue recorded for operating expenses during the same period in 2006.

Other Income and Expenses

Other income and expenses include primarily interest income and interest expense. Interest income was immaterial due to the fact we have maintained a low cash balance for most of our operations. Interest expense increased to $0.5 million for the nine months ended September 30, 2007 from $0.2 million for the nine months ended September 30, 2006, due to an increased amount of the bank debt financing we undertook during 2006. As a percentage of revenue, however, interest expense in the first nine months of 2007 fell to 1.0% of revenue from 3.5% of revenue in the same period in 2006, largely due to the increasing base as revenues rose sharply in the first nine months of 2007 over the same period in 2006.

Net Income

Net income was $11,600,349 in the nine months ended September 30, 2007, compared with $1,740,072 in the same period last year, primarily due to the increased sales, stable gross margins partly offset by rising operational expenses, and lower income taxes as a percentage of revenue than realized in the same period in 2006.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Our Accounts Receivable equaled $15,971,323. Our customers are large iron and steel enterprises in China, we have recorded no reserves against their receivables.

Our inventories include raw materials for equipment projects, consumables, and other items related to our business. Contracts in progress includes costs and estimated earnings on uncompleted projects, net of billings. Billings in excess of the costs and estimated earnings on projects is reported as a liability.

As of September 30, 2007, cash and cash equivalents totaled $0.08 million.

The following tables present our net cash flows for the nine months ended September 30, 2007 and for the same period ended September 30, 2006.

	For the nine months ended September 30,
	2007	2006
Cash provided by (used) in operating activities	$(2,803,376)	$128,664
Cash provided by (used) in investing activities	(788,961)	(1,239,834)
Cash provided by (used) in financing activities	(3,118)	1,201,681
Effect of exchange rate on cash flows	68,326	(14,125)
Net increase (decrease) in cash	(3,527,129)	76,386
Beginning cash	3.604,350	70,326
Ending cash	$77,221	$146,712

Cash flow from operating activities. Net cash used in operating activities was $2.8 million for the nine months ended September 30, 2007 as compared to $0.13 million provided by operating activities for the same period ended September 30, 2006. The negative cash flow from operating activities during the first three quarters of 2007 was primarily attributable to disadvantageous payment terms with raw material suppliers resulting in a significant increase in advance payments that exceeded the deposits received from our customers. Our higher investment in accounts receivable and in contracts in progress largely results from growth in our business.

Cash used in investing activities. For the nine months ended September 30, 2007, net cash used in investing activities decreased by $0.41 million to $0.79 million as compared to $1.2 million for the same period ended September 30, 2006. This decrease primarily resulted from the reduced spending on intangible assets. There were no proceeds from sales of properties or other investments during either nine month period.

Cash provided by financing activities. Our operations historically have been financed by capital contributions and loans from RINO’s founder and by bank loans. For the nine months ended September 30, 2007, net cash used by financing activities equaled $0.03 million as compared to cash provided by financing activities of $1.2 million for the same period ended September 30, 2006. This was principally the result of repayment of capital contributions from RINO’s founders.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the nine months ended September 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the design and operation of our disclosure controls and procedures, as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer/President and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(b) Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Incorporated by reference to the disclosures made in the Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

Please refer to the disclosures made in the Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2007.

ITEM 6 - EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE MOUNTAIN CORPORATION

Date: November 19, 2007	By:	/s/ Zou Dejun
Zou Dejun
Title: Chief Executive Officer

Date: November 19, 2007	By:	/s/ Bruce Richardson
Bruce Richardson
Title: Chief Financial Officer and Secretary