Form 10-K
period 2007-12-31
Jade Mountain CORP
filed 2008-04-01
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-52549

Jade Mountain Corporation
(Exact name of registrant as specified in its charter)

Nevada	41-1508112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Youquan Road, Zhanqian Street, Jinzhou District
Dalian, China 116100
(Address of principal executive offices)

00186 411 8766 1222
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of March 20, 2008 (based on the closing sale price of the Registrant’s common stock, as reported on the Yahoo Finance on the Over-the-Counter Bulletin Board was $56,802,856. There were 25,000,000 shares of common stock outstanding on March 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Jade Mountain Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2007

PART I.

Disclosure Regarding Forward Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of Jade Mountain Corporation, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning Jade Mountain Corporation’s operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Risk Factors” in Item 1A of this report. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 1.	BUSINESS

Through our contractually controlled affiliate in the People’s Republic of China, since October 5, 2007, we have been engaged in the business of environmental protection and remediation. Our business consists of designing, manufacturing, installing and servicing wastewater treatment and flue gas desulphurization equipment principally for use in China’s iron and steel industry, and anti-oxidation products and equipment designed for use in the manufacture of hot rolled steel plate products. At the present, Jade Mountain’s sole business activities are acting as a holding company of our direct and indirect subsidiaries, Innomind Group Limited and Dalian Innomind Environment Engineering Co., Ltd., which contractually controls and operates our affiliate Dalian Rino Engineering Science and Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“PRC”), since October 5, 2007.

Our History

The Company was originally incorporated in Minnesota in 1984 as Applied Biometrics, Inc., for the purpose of developing and marketing a cardiac output monitoring system. In August, 2000, the Company’s Board of Directors (“Board of Directors” or “Board”) determined that the Company would be unable to complete the development of its primary product, and thereupon ceased its business operations. During the latter part of 2000 we wound down our operations, eliminated most expenses and negotiated the termination or satisfaction of all of the Company’s obligations.

On May 14, 2002, the Company filed a Form 15 with the SEC and ceased being a reporting company under the Exchange Act.

At a special meeting held on August 4, 2005, the Company’s shareholders voted to adopt a plan of complete liquidation and dissolution of the Company (the “Plan”). After that shareholder vote, but before the Company’s remaining funds were distributed, on October 20, 2005, Glenn A. Little (“Little”) contacted the Company and proposed a reorganization that consisted of: (i) revoking the Plan; (ii) Little lending $100,000 to the Company (the “Loan”) pursuant to a convertible promissory note (the “Convertible Note”); (iii) a one-time distribution of all of the Company’s assets (including $75,000 of the Loan) to all of our shareholders other than Little; and (iv) amending the Company’s Articles of Incorporation to increase the authorized capital in order to permit the conversion of the Convertible Note. At a special shareholders’ meeting held on February 8, 2006, Little’s proposal was approved, and the Convertible Note was subsequently converted to 10,000,000 shares of the Company’s common stock (which became 5,000 shares subsequent to the reverse stock splits described below). As a result, Little became the Company’s majority shareholder with (at the time) 64.1% of the issued and outstanding shares.

At a special meeting held on October 18, 2006, the shareholders voted to approve a proposal to change the Company’s state of incorporation from Minnesota to Nevada, and to authorize the Board of Directors to change the Company’s name from “Applied Biometrics, Inc.” to such other name as the Board deemed appropriate. In January 2007 the Company (still named Applied Biometrics) merged with and into its wholly owned subsidiary, Jade Mountain Corporation (a Nevada corporation), in order to effect a change of domicile from Minnesota to Nevada. The Company’s name became Jade Mountain Corporation.

By written consent of the holder of a majority of the outstanding shares of the Company’s common stock, on June 5, 2007, the shareholders authorized a two hundred thousand (200,000) for one (1) reverse stock split (with fractional shares rounded up to the nearest whole number), which was effectuated on July 16, 2007.

On August 31, 2007, the Company’s Board of Directors authorized an amendment to its Articles of Incorporation to: (i) increase the number of its authorized shares of Common Stock from 100,000,000 shares, par value $.0001 per share, to 10,000,000,000 shares, par value $.0001 per share (the “Authorized Share Increase”); and (ii) forward split its issued and outstanding common stock on a one share for one hundred (100) shares basis (the “Forward Split”). Under Nevada law, neither the Authorized Share Increase nor the Forward Split required the approval of the Company’s shareholders.

Recent Development

Share Exchange Transaction

On October 5, 2007, the Company acquired Innomind Group Limited, a British Virgin Islands corporation, in a share exchange transaction whereby the Company issued 17,899,643 shares of our common stock (“Control Shares”) to the sole holder of 100% of the capital stock of Innomind Group Limited, Mr. Zhang Ze, a PRC resident, in exchange for all the capital stock of Innomind Group Limited, a British Virgin Islands company (“Innomind”) held by Zhang Ze. As a result of the share exchange transaction, Innomind Group Limited became our wholly owned subsidiary and Innomind’s wholly-owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“PRC”), became the Company’s indirect subsidiary. (the “Share Exchange Transaction”).

Simultaneously with the consummation of the Share Exchange, Zhang Ze transferred and conveyed all of the Control Shares (and all of his right, title and interest in and to the Control Shares) to The Innomind Trust, a trust established under the laws of and domiciled in the British Virgin Islands, of which Zou Dejun and Qiu Jianping, the founders and sole equity owners of RINO, are the sole beneficiaries. The Control Shares represent 71.60 % of our total outstanding common stock.

The acquisition of Innomind and Dalian Innomind on October 5, 2007 by Jade Mountain Corporation effected a change in control and was accounted for as a “reverse acquisition” whereby Innomind is the accounting acquirer for financial statement purposes. Accordingly, for all periods and filings subsequent to the October 5, 2007 “reverse acquisition” transaction, the historical financial statements of the Company reflect the consolidated financial statements of Innomind since its inception and the operations of Jade Mountain subsequent to October 5, 2007. See the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 12, 2007 for additional information.

Private Placement

In connection with the Share Exchange Transaction, on October 5, 2007, the Company completed a private placement transaction with 24 accredited investors in which the Company raised $24,480,319 in gross proceeds (or $21,251,000 in net proceeds) from the sale of 5,464,357 shares of our common stock to these investors pursuant to a Securities Purchase Agreement (“Securities Purchase Agreement”). In connection with the private placement we issued to the placement agent, Douglas Financial, LLC, as a placement fee (i) warrants to purchase 382,500 shares of common stock exercisable for a period of six years at an exercise price of $5.376 per share, subject to adjustment and (ii) 875,000 shares of common stock, and (iii) paid to Douglas $1,750,000. Also in connection with the private placement, we paid Douglas $80,000 as an engagement and documentation fee. See the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 12, 2007 for additional information.

The Securities Purchase Agreement contains representations and warranties by us and the investors which are customary for transactions of this type. The Securities Purchase Agreement also obligates us to indemnify the investors for any losses arising out of any breach of the agreement or failure by us to perform with respect to the representations, warranties or covenants in the agreement.

Covenants: The Securities Purchase Agreement contains certain covenants on our part, including the following:

•	Until April 5, 2008, the Company may not issue any “Future Priced Securities” as that term is described by IM 4350-1 of the NASD Manual.

•
We must use the proceeds of the financing for working capital purposes and not to repay any outstanding debt (other than trade payables and accrued expenses incurred in the ordinary course of business) or to redeem or repurchase any common stock or common stock equivalents.

•
Hare & Co., an investor in the private placement, has the right to designate one member of the Company’s (or at their election, Dalian Innomind’s or RINO’s) Board of Directors. As of the date of this Prospectus, Hare & Co. has not designated a member of the board.

•
No later than February 2, 2008, the Company’s Board of Directors were to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). Until this covenant is complied with, we are required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent does not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 65 days after the private placement closing, we are required to pay liquidated damages of $244,353 per month (or partial month) until the default is cured. On March 20, 2008, we appointed three independent directors to our Board of Directors and fulfilled this obligation. For fiscal year 2007, we reserved $500,000 for liquidated damages because of the delay in appointing the independent directors, for which amount no payment has been made as of the date of this report.

•
Our common stock presently is quoted and trades on the OTCBB. If we apply to have our common stock traded on another trading market, we are required to include in that application all of the shares of common stock purchased in the private placement. We are also required to take all reasonably necessary action to continue the listing and trading of our common stock on the OTC:BB and any other trading market on which the common stock is listed, and to comply with all applicable rules of the trading market.

•
On or prior to November 5, 2007, we were required to retain one of three specified investor relations firms, and a specified accounting firm. We have satisfied these requirements by retaining Hayden Communications International as our investor relations firm, and Jimmy C.H. Cheung & Co. CPA as our independent public auditors. Nevertheless, under the Securities Purchase Agreement, by February 2, 2008, we are required to engage Grant Thornton LLP or another major accounting firm acceptable to the private placement investors as our independent public accountants. We are pursuing discussions with a range of auditors with regard to the 2008 audit and quarterly reviews.

Right of First Refusal. Each investor has the right to participate pro rata in any financing prior to April 5, 2009.

Delivery of up to 5,580,000 Additional Shares of Common Stock from Escrow Based on After-Tax Net Income. At the private placement closing, Zou Dejun and Qiu Jianping - who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of RINO - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain pre-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income for the fiscal year ended December 31, 2007, $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008 and $1.120 for earnings per share on a fully-diluted basis for 2008. In the event we do not achieve the 2007 net income target, we are obligated to transfer 1,674,000 shares of our common stock to the private placement investors on a pro-rata basis, and if we fail to achieve the 2008 net income target, we must transfer to the investors a further 3,906,000 shares to the investors. In the event the Company is required to recognize any expense or deduction from revenue or income for releasing the Made Good Escrow Shares to the investors or the founders, as the case maybe, then such expense or deduction will be excluded for purposes of determining whether the company’s after-tax net incomes and earnings per share (for fiscal year 2008) have met the respective targets. Of the 17,899,643 shares of common stock issued on behalf of Mr. Zou and Ms. Qiu in the Share Exchange, 5,580,000 have been deposited into escrow to secure these obligations. In fiscal year 2007, we achieved an after-tax net income of $17,718,325 (excluding any expenses that we are required to recognize for releasing any escrowed shares to the founders which release was deemed stock compensation to the founders), accordingly, we are required to release 1,674,000 shares to the founders and we booked $7,499,520 as compensation expenses which reduced our after-tax net income for fiscal year 2007 to $10,218,805.

Liquidated Damages for PRC Governmental Rescission of Restructuring Transaction. If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Restructuring Agreements or the Share Exchange Agreement, and the Company cannot undo or otherwise address its materially adverse effect to the investors’ reasonable satisfaction within sixty (60) days of the occurrence of the PRC governmental action, then, upon written demand from an investor, we are required to, within thirty (30) days from the date of the written demand, pay to the investor, as liquidated damages, an amount equal to the entire amount that he or it invested in the private placement, without interest.

The cash held in escrow pursuant to the Board Escrow Holdback as described above will be accounted for as other current assets and will not be shown as cash or cash equivalents on the our balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares are released from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

Liquidated damages potentially payable by the Company under the Securities Purchase Agreement and the Registration Rights Agreement will be accounted for in accordance with FSP EITF 00-19-2. Estimated damages at the time of closing will be recorded as a liability and deducted from additional paid-in capital as costs of issuance. Estimated damages determined later pursuant to the criteria for SFAS 5 will be recorded as a liability and deducted from operating income. The Company may be required to pay to the investors, as liquidated damages, an amount equal to the entire amount that the investors invested in the private placement, without interest, if any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Restructuring Agreements or the Share Exchange Agreement, and the Company cannot undo or otherwise address its materially adverse effect to the investors’ reasonable satisfaction. Such liquidated damages have the initial appearance of a redemption provision, in that there is no apparent end date to the provision and it appears to be outside the control of the Company. However, according to the legal opinion issued by the Company’s PRC counsel, the Restructuring Agreements and the organizational structure resulted thereunder are legal and enforceable under current PRC law and that changes to current law would need to be enacted in order for the PRC government or any of its entities to challenge the structure of the Company. Therefore, the Company believes that the chances of the restructuring structure being successfully challenged are remote, and therefore such liquidated damages are not recordable as a liability under SFAS 5.

The warrants issued to Douglas Capital, our placement agent, qualify as permanent equity under EITF 00-19, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

Lock Up Agreement.

Pursuant to Lock-Up agreements executed as of October 5, 2007, our CEO (Zou Dejun), Chairman of the Board (Qiu Jianping), The Innomind Trust (which is the record holder of 17,899,643 shares of our common stock for the benefit of Mr. Zou and Ms. Qiu) and our Chief Financial Officer and Secretary (Bruce Richardson) are prohibited from offering, pledging, selling, contracting to sell, selling any option or contract to purchase, purchasing any option or contract to sell, granting any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, or announcing the offering of, any of their common stock (including any securities convertible into, or exchangeable for, or representing the rights to receive, common stock) until 1 year after the date on which the registration statement of which this prospectus forms a part is declared effective by the SEC.

Registration Rights Agreement.

Not later than November 19, 2007, we were obligated to file a registration statement with the SEC covering and registering for re-sale all of the common stock offered and sold in the private placement. If a registration statement is not filed by that date we will be obligated to pay the private placement investors liquidated damages equal in amount to 1% of the principal amount subscribed for by the investors for each month (or part of a month) after that date until the registration statement is filed (“Filing Damages”). We did not incur any Filing Damages. Because the registration statement was not declared effective by the SEC on or before March 3, 2008, we are obligated to pay liquidated damages to the investors equal in amount to 1% of the principal amount subscribed for by the investors for each month (or part of a month)(an aggregate of $249,460) after March 3, 2008, until the registration statement is declared effective (“Effectiveness Damages”). The aggregate of Filing Damages and Effectiveness Damages is capped at 10% ($2,494,600). Such liquidated damages potentially payable by the Company will be accounted for in accordance with FSP EITF 00-19-2. Estimated damages at the time of closing will be recorded as a liability and deducted from additional paid-in capital as costs of issuance. Estimated damages determined later pursuant to the criteria for SFAS 5 will be recorded as a liability and deducted from operating income.

As of December 31, 2007, we accrued liquidated damages in the amount of $500,000 under the Registration Rights Agreement, for which no payment has been made.

Piggy-Back Registration Rights.

In the Share Exchange Agreement we granted to Glenn A. Little “piggy-back” registration rights as to 116,071 of the shares of common stock beneficially owned by him. These rights, pursuant to which 116,071 of those shares are being registered in this prospectus, allow Mr. Little to elect to include all or any portion of those 116,071 shares in registration statements otherwise filed by the Company. Mr. Little has elected to include all such shares in the present registration statement.

Pursuant to the Securities Purchase Agreement date that the company entered into with the 24 investors, at the private placement closing, Zou Dejun and Qiu Jianping - who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of RINO - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain pre-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. In the event we do not achieve the 2007 net income target, we are obligated to transfer 1,674,000 shares of our common stock to the private placement investors on a pro-rata basis, and if we fail to achieve the 2008 net income target, we must transfer to the investors a further 3,906,000 shares to the investors. Of the 17,899,643 shares of common stock issued on behalf of Mr. Zou and Ms. Qiu in the Share Exchange, 5,580,000 have been deposited into escrow to secure these obligations.

Restructuring Agreements to Acquire RINO’s Operating Business

In connection with the consummation of the Share Exchange Transaction and the Private Placement, Dalian Innomind Environment Engineering Co., Ltd., an indirect wholly-owned subsidiary of the Company and a limited liability company organized under the laws of the PRC. (“Dalian Innomind”), entered into and consummated a series of transactions (collectively, the “Restructuring Transactions” and the agreements related thereto, collectively, the “Restructuring Agreements”), with Dalian RINO Engineering Science and Technology Co., Ltd., a limited liability company organized under the laws of the P.R.C. (“RINO”). Under the Restructuring Agreements dated on October 3, 2007 and closed on October 5, 2007, Dalian Innomind agreed to: (i) purchase and lease substantially all of the assets of RINO; and (ii) assume control of the operations and management of RINO’s business in exchange for a management fee equal to the business’s monthly net profits. As a result, the business will be conducted by Dalian Innomind. To the extent that any aspect of the business needs to be conducted by RINO in the future, the Restructuring Agreements provide Dalian Innomind with the ability to control RINO and any of its remaining assets and operations. We anticipate that RINO will continue to be the contracting party under its customer contracts, bank loans and certain other assets until such time as those may be transferred to Dalian Innomind. Upon the effectiveness of the Restructuring Agreements on October 5, 2007, Dalian Innomind assumed full operating control of RINO. Dalian Innomind has completed all regulatory requirements for the purchase of Dalian Rino assets.

As a result of the Restructuring Agreements, RINO became an indirectly contractually controlled affiliate of the Company.

The following is a summary of the material terms of each of the Restructuring Agreements.

Purchase Agreement. Under the purchase agreement between Dalian Innomind and RINO (the "Purchase Agreement"), Dalian Innomind agreed to purchase from RINO: (i) substantially all of RINO's manufacturing equipment and tangible assets for RMB 2,250,343; and (ii) all of RINO’s three, presently owned patents, and three presently pending patent applications, for an aggregate transfer fee of RMB 10,000. Additionally, under the Purchase Agreement, RINO: (w) will lease to Dalian Innomind substantially all of RINO’s manufacturing plant and land at an annual rent of RMB 612,000; (x) with respect to its presently owned patents, will contemporaneously enter into a separate transfer agreement with Dalian Innomind to accomplish their actual transfer to Dalian Innomind; (y) with respect to its presently pending patent applications, and in order to accomplish the actual transfer of, each such applied-for patent, will enter into additional patent transfer contracts within ten days after the issuance of the patents; and (z) has granted to Dalian Innomind the royalty-free, perpetual right to use the “RINO” trademark and logo.

In connection with these purchases and leases, under the Purchase Agreement, RINO has agreed to transfer its employees and provide its supply and sales channels to Dalian Innomind.

The following ancillary agreements also were entered into in connection with the Purchase Agreement:

Patent Transfer Contract. Under this contract between RINO, Qiu Jianping and Dalian Innomind, Qiu Jianping agreed to transfer and assign to Dalian Innomind the three patents of which Qiu is the registered owner, for an assignment fee of RMB 10,000. Qiu Jianping is in the process of commencing the patent transfer process, which is estimated to take approximately 5 - 6 months to complete. Prior to the effectiveness of the patent transfers, Dalian Innomind (subject to RINO's right to use these patents) has the exclusive legal right, royalty free, to use these patents.

Trademark Authorization. In this instrument (the "Trademark Authorization"), RINO, as the PRC registered owner of the "RINO" trademark and logo, granted Dalian Innomind the right to use the same in perpetuity and free of any royalties.

Entrusted Management Agreement. Pursuant to this entrusted management agreement among RINO, the RINO shareholders and Dalian Innomind (the "Entrusted Management Agreement"), RINO and its shareholders agreed to entrust the operations and management of the Business to Dalian Innomind. Under the Entrusted Management Agreement, Dalian Innomind will manage RINO’s operations and assets, control all of RINO's cash flow through an entrusted bank account, will be entitled to RINO's net profits as a management fee, and will be obligated to pay all RINO payables and loan payments. The Entrusted Management Agreement will remain in effect until Dalian Innomind acquires all of the assets or equity of RINO (as more fully described below under “Exclusive Option Agreement”). Prior to that acquisition, RINO will only own those certain assets that have not been sold or leased to Dalian Innomind pursuant to the Restructuring Agreements. We anticipate that RINO will continue to be the contracting party under its customer contracts, banks loans and certain other assets until such time as those may be transferred to Dalian Innomind.

Shareholders’ Voting Proxy Agreement. Under the shareholders' voting proxy agreement among the RINO shareholders and Dalian Innomind, the RINO shareholders irrevocably and exclusively appointed the members of Dalian Innomind’s board of directors as their proxies to vote on all matters that require RINO shareholder approval.

Exclusive Option Agreement. Under the exclusive option agreement among Dalian Innomind, RINO and the RINO shareholders, the RINO shareholders have granted Dalian Innomind an irrevocable and exclusive purchase option (the “Option”) to acquire RINO’s equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for a non-PRC entity's equity to be used as consideration for the purchase of a PRC entity's assets or equity. Accordingly, the Option is exercisable when PRC law would allow foreign equity to be used as consideration to acquire a PRC entity's equity interests and/or assets, or when the Company has sufficient funds to purchase RINO's equity or remaining assets. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future, definitive agreements setting forth the kind and value of such consideration. To the extent the RINO shareholders receive any of such consideration, the Option requires them to transfer (and not retain) the same to RINO or Dalian Innomind.

Share Pledge Agreement. Under the share pledge agreement among Dalian Innomind and the RINO shareholders (the "Share Pledge Agreement"), the RINO shareholders have pledged all of their equity interests in RINO, including the proceeds thereof, to guarantee all of Dalian Innomind's rights and benefits under the Restructuring Agreements. Prior to termination of the Share Pledge Agreement, the pledged equity interests cannot be transferred without Dalian Innomind's prior written consent.

Please refer to our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 12, 2007 for more information about the transactions described above.

Organizational History of Innomind and Dalian Innomind

Innomind.

Innomind Group Limited (“Innomind”) was incorporated under the laws of the British Virgin Islands on November 17, 2006. Until the consummation of the Share Exchange Transaction, Innomind’s sole shareholder was Zhang Ze, a citizen and resident of the People’s Republic of China (the “PRC”).

Dalian Innomind.

On July 9, 2007, Innomind incorporated Dalian Innomind Environment Engineering Co., Ltd. under the laws of the PRC. All of Dalian Innomind’s outstanding capital stock is held by Innomind, and by virtue of such ownership Dalian Innomind is a “wholly foreign owned enterprise (“WFOE”) under PRC law.

Organizational History of RINO

Dalian Rino Engineering Science and Technology Co., Ltd. (“RINO”) was formed on March 5, 2003, under PRC law. Its initial registered capital was RMB 7,000,000 (approximately US $922,327), which was increased to RMB 30,500,000 (approximately US $4,018,711) on April 18, 2006. RINO is owned by its two founders, Zou Dejun (90%) and his wife, Qiu Jianping (10%). Since its founding, RINO has been engaged in developing, marketing and selling its three principal products: the Lamella Inclined Tube Settler Wastewater Treatment System (also called the “Lamella Wastewater System”), the Circulating Fluidized Bed Flue Gas Desulphurization System (also called the “Desulphurization System”), and the High Temperature Hot Rolled Steel Anti-Oxidation System (also called the “Anti-Oxidation System”).

The Company’s current structure is set forth in the diagram below:

Jade Mountain Corporation (Nevada)
100%
Innomind Group Limited (Innomind) (BVI)
Zou Dejun
Qiu Jianping
100%
90%
10%
Dalian Innomind Environment Engineering Co., Ltd.(Dalian Innomind) (PRC)
Dalian RINO Environmental Engineering Science and Technology Co., Ltd. (PRC)
Contractual Arrangements

Overview of the Business

This section discusses the business that the Company acquired from of RINO in the Share Exchange. We currently operate the business through the Entrusted Management Agreement with RINO and, as of October 5, 2007, upon the effectiveness of the Entrusted Management Agreement, we have assumed full operational control of the business.

We are an industrial technology-based, PRC environmental protection and remediation company. Our business consists of designing, manufacturing, installing and servicing wastewater treatment and exhaust emission desulphurization equipment principally for use in China’s iron and steel industry, and anti-oxidation products and equipment designed for use in the manufacture of hot rolled steel plate products. All of our products are custom-built for specific project installations, and we execute supply contracts during the design phase of our projects. Our products are all designed to reduce either or both industrial pollution and energy utilization, and comply with ISO 9001 Quality Management System and ISO 14001 Environment Management System requirements, for which RINO received certificates in 2004.

Since 1978, the PRC has undergone a substantial economic transformation and rapid economic growth, becoming the world’s fifth largest national economy, with the world’s largest and most rapidly growing iron and steel market. Through its continuous focus on nation-wide economic development, China’s overall industrial pollution output has become a central issue for the national government, and a priority in the PRC’s eleventh five-year plan. For example, in 2006 China’s industrial enterprises emitted 25.9 million tons of sulphur dioxide, the principal cause of “acid-rain,” and the PRC has become the world’s largest emitter of sulphur dioxide pollution. As a consequence of this and other industrially-based environmental challenges, RINO’s customer base - the Chinese iron and steel industry - faces governmental mandates to decrease or eliminate water pollution and sulphur emissions, which are key applications for our technologies.

Accordingly, environmental protection and remediation is a relatively new industry in the PRC. Nonetheless, like the Chinese economy, it is rapidly growing - with an estimated, 2007 waste water remediation market of $226 million, and an estimated, 2007 desulphurization market of $770 million. Further, the market for the Company’s products is highly regulated by the central PRC government, which sets specific pollution output targets for industrial enterprises. For this reason, we believe that the demand for our products is predictable, and will follow the growth of the PRC’s iron and steel industry and government-mandated pollution control standards that are being made more stringent annually.

We also believe that our revenue and profitability growth to date arises from these same factors. Our net sales for fiscal years 2005, 2006 and 2007 were $3,637,717, $10,756,145 and $63,615,738, respectively, representing an increase of 196% in 2006 from 2005 and an increase of 491% in 2007 from 2006. Our gross profit for fiscal years 2005, 2006 and 2007 were $863,891, $5,411,201 and $30,694,794, respectively, representing an increase of 526% in 2006 from 2005, and an increase of 467% in 2007 from 2006. Our income from operations for fiscal years 2005, 2006 and 2007 were $487,256, $4,621,452 and $15,819,358, respectively, representing an increase of 848% in 2006 from 2005 and an increase of 242% in 2007 from 2006. In fiscal year 2007, we achieved an after-tax net income of $17,718,325 (excluding any expenses that we are required to recognize for releasing any escrowed shares to the founders which release was deemed stock compensation to the founders), accordingly, we are required to release 1,674,000 shares to the founders pursuant to the Securities Purchase Agreement and we booked $7,499,520 as compensation expenses which substantially reduced our income from operations for fiscal year 2007.

Principal Products

We have three principal products and product lines: the “Lamella Inclined Tube Settler Waste Water Treatment System,” the “Circulating, Fluidized Bed, Flue Gas Desulphurization System,” and the “High Temperature Anti-Oxidation System for Hot Rolled Steel.”

Lamella Inclined Tube Settler Wastewater Treatment System.

The Lamella Inclined Tube Settler Wastewater Treatment System (the “Lamella Wastewater System”) is a highly efficient, comprehensive industrial waste water treatment system utilizing proprietary and patented technology developed solely by RINO. The technology has received numerous regional and national design awards, and has been successfully installed and used at some of the largest steel mills in China, including Jinan Iron & Steel Group Co., Ltd., Benxi Iron & Steel (Group) Co., Ltd., Handan Iron & Steel Group Co., Ltd., Tianjin Tiangang Group Co., Ltd., Shijiazhuang Iron & Steel Group Co., Ltd., Panzhihua Iron & Steel Group Co., Ltd., and Anyang Iron & Steel Group Co., Ltd.

For more information about the Lamella Wastewater System technology, please see the section of this prospectus entitled “Business, - Technology and Products.”

Circulating, Fluidized Bed, Flue Gas Desulphurization System.

The Circulating, Fluidized Bed, Flue Gas Desulphurization System (the “Desulphurization System”) is a highly effective system to remove particulate sulphur from sinter and flue gas emissions of steel mills, and the resulting discharge from the system meets all relevant PRC air pollution standards.

The Desulphurization System utilizes proprietary technology jointly developed by RINO and the Chinese Academy of Sciences. On May 18, 2007, RINO acquired the intellectual property rights to this technology (including the right to patent the same) from the Chinese Academy of Sciences for RMB 1,000,000.

In the fourth quarter of 2007, we completed installation of three desulphurization systems with an aggregate contract price of $22 million and completed installation of flue gas desulphurization accessories with a contract value of approximately $1.3 million. In early 2008, we signed a contract with an existing customer to sell an additional desulphurization system with a contract value of approximately $10.1 million. We can provide no assurance that this contract or any other will be executed nor if executed that we will receive payment.

For more information about the Desulphurization System, please see the section of this report entitled “Business, - Product Technologies.”

High Temperature Anti-Oxidation System for Hot Rolled Steel

The Anti-Oxidation System is a set of products and a mechanized system, jointly developed by RINO and the Chinese Academy of Sciences, to substantially reduce oxidation-related output losses in the production of continuous cast, hot rolled steel. The system operates at significantly higher product temperatures than its competitors, thereby increasing its general utility and its range of steel product applications. In March, 2006, RINO acquired the technology from the Chinese Academy of Sciences under an agreement that provides for the co-ownership of the intellectual property rights to the formula for the anti-oxidizing paint used in the system and to the spray system for applying the paint, co-ownership of any patents granted, and the transfer to RINO of all commercialization rights.

The first unit of our Anti-Oxidation System was installed at Jinan Iron & Steel Co., Ltd. in July, 2007; an additional unit is being installed at Benxi Iron & Steel Co., Ltd., in China at an aggregate contract price of $1,947,000, and negotiations are being held for: (i) three additional installations (Kunming Iron & Steel, Wuhan Iron & Steel and Nanjing Iron & Steel) with an expected aggregate contract price of $1,298,702; and (ii) supply of anti-oxidizing paint (Jinan Iron & Steel Co., Ltd.) at a contract price of $156,416. We can provide no assurance that this contract or any other will be executed nor if executed that we will receive payment.

For more information about the Anti-Oxidation System, please see the section of this report entitled “Business - Product Technologies.”

Competitive Advantages

We believe that the Company’s products have a number of key, competitive advantages that include:

•
The Lamella Wastewater System, Desulphurization System and the Anti-Oxidation System are all manufactured in the PRC, and, therefore, benefit from favorable labor costs and industry incentives that afford us a significant price advantage over our international competitors.

•	Based on available industry data for the PRC, we believe that the Company presently is an industry leader in steel mill waste water decontamination, with a present market share of approximately 10%.

•	The China market for our products and technology (the iron and steel industry) is the fastest growing such market in the world.

•	Our technologies give the Company significant installation and operating cost advantages as compared to other suppliers of similarly-targeted environmental protection and pollution control equipment.

•	All of our manufacturing facilities are ISO 9001 and ISO 14001 certified, and all of our products meet or exceed PRC and international quality standards.

Additional Line of Business

In addition to the environmental remediation and protection systems above, in late 2005 RINO began utilizing “down time” on its own, proprietary production equipment by performing contract machining for third-party industrial enterprises.

The specialized heavy machinery and equipment that we use to produce our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System also provides us with a substantial capacity to undertake the machining of large, high-precision and advanced structures from areas outside of northeast China. To this end, RINO established and the Company maintains strategic cooperation relationships with Dalian Heavy Industry (Zhonggong) and China First Heavy Industries with which we contract to provide production time on our heavier machine tools, during “down time” on our own production. Since 2005, such contract manufacturing business has provided the Company with $3.24 million (or 22.48%) of its cumulative gross revenues and $1.83 million (or 29.24%) of its cumulative gross profits.

The Company expects that as sales of its own products increase, we will reduce or eliminate contracting the use of our machines and equipment to third parties.

Environmental Challenges in the PRC

China currently is in the midst of extraordinarily rapid economic growth and reform that is closely tied to its pace of industrial development. In 2004, the PRC’s total industrial output reached RMB 7,238.7 billion (US $934 billion). Since 1978, China’s real GDP has grown at an average rate of approximately 11.3% per year, while its share of world trade has risen from less than 1% to almost 8% in the same timeframe. Foreign trade growth has averaged nearly 15% over the same period, or more than 2,700% in the aggregate. Over the last decade the PRC has become a preferred destination for direct foreign investment, and in 2005 attracted $72.4 billion in foreign direct investment, according to the Chinese Ministry of Commerce. China also is competitive in many advanced technologies and continues to be a preferred destination for the relocation of global manufacturing facilities in virtually every manufacturing sector. China is now the fifth largest economy and the third largest trader in the world.

With the PRC’s rapid industrial expansion has come its inevitable by-product: industrially generated pollution of water, the air and the environment, generally. It is estimated that approximately 80% of China’s environmental pollution results from industry-produced solid waste, waste water and waste gas emissions. During the 1990’s the extent of and dangers posed by China’s increasing levels of environmental pollution became widely perceived and developed into a priority for the PRC’s central government. During the 2000-2005 period, China expended over $90 billion on environmental protection efforts. For the new, eleventh five-year plan (2006-2010), the PRC is expected to spend approximately $193 billion on such efforts. The reduction or elimination of waste water and airborne pollutants has become a key element in the country’s next five year economic plan.

PRC Markets for RINO’s Products and Technologies

Waste Water Remediation.

China is a country that has limited water resources, with approximately 2,200 cubic meters per person, or one-fourth the world average. Conservation through the improvement of usage efficiency is the fundamental way to resolve this tension between water supply and demand. China’s very high rate of industrial water consumption (as compared to that of developed countries) offers great potential for water conservation and re-usage programs. Our principal target market, the iron & steel industry, consumes large quantities of water by the nature of the processes employed, and, therefore, has an inherent need to increase efficiency and thereby reduce its usage costs, as well as reclamation costs and governmental penalties.

Today, there are approximately 730 blast furnaces over 300 cubic meters in size operating in China. Of these, 470 have already adopted wastewater treatment facilities utilizing older, coal gas washing techniques, while 260 have no wastewater treatment whatsoever. The average cost of equipment for wastewater treatment of a blast furnace of this size is $2,000,000. Additionally, there are 670 steel-making converters in China with a capacity of over 75 tons. 340 of these converters have existing coal gas wastewater treatment equipment, while 330 converters have no wastewater treatment facilities whatsoever. The average cost of equipment for a converter of this size is $1,700,000. The PRC government has mandated that all blast furnaces and converters have wastewater treatment facilities in place within five years. Accordingly, these mandates have created a $216 million annual market for at least each of the next five years. The following chart illustrates this demand level and values.

Available Market - 11th Five Year Plan Requirement

	Blast Furnaces	Converters
Total	730	670
Converted	470	340
Untreated	260	330

Avg. Cost/unit	$2,000,000	$1,700,000
#/year	52	66
Annual Market	$104,000,000	$112,200,000
5 Year Market	$520,000,000	$561,000,000

In addition to the blast furnaces and converters with no wastewater treatment facilities, we believe that there is a large replacement market potential for those operations that utilize coal gas washing techniques. This is older technology introduced by the former Soviet Union in the late 1970s and applied in iron & steel industry in the 1980s. Compared with our proprietary Lamella Wastewater System technology, coal gas washing has lower throughput capability, a much larger footprint and involves large maintenance requirements and expenses. Based on our market research with our end-use customers as well as market investigation with other iron & steel foundries and mills, as illustrated in the following chart, we believe there is a substantial need to replace this aging technology, thereby creating an additional $87,900,000 market for blast furnace and converter retrofits.

	Blast Furnaces	Converters
Total	470	340

Avg. Cost/unit	$2,000,000	$1,700,000
#/year	21	27
Annual Market	$42,000,000	$45,900,000

The following chart illustrates the Company’s forecasted, 10 year market for wastewater treatment equipment in China, generally, and for our Lamella Wastewater System, specifically.

Wastewater market

	water	# of furnace	# of converters		average	total market
Year	million mts	above 300cbm	above 50mts	# of tanks	unit price	Value
					($ millions)	$ millions
2005	4,594	350	175	5,244	$0.13	$677
2006	4,667	356	180	5,328	$0.13	$687
2007	4,741	362	185	5,412	$0.13	$698
2008	4,804	368	189	5,484	$0.13	$708
2009	4,867	374	193	5,556	$0.13	$717
2010	4,920	380	197	5,616	$0.13	$725
2011	4,972	386	201	5,676	$0.13	$732
2012	5,025	391	205	5,736	$0.13	$740
2013	5,077	396	209	5,796	$0.13	$748
2014	5,130	401	213	5,856	$0.13	$756
2015	5,182	406	217	5,916	$0.13	$763

RINO market share

	# of annually	# of accumulated	annual paint	annually	average	annual
	installed	installed	consumption	sales of	price	revenue	% by
Year	equipments	equipments	(mt/equipment)	paint(mts)	($/mt)	$ millions	consumption
2005				0		0	0%
2006				0		0	0%
2007	10	10	1,250	6,250	1,265	7.90	1%
2008	30	40	1,250	31,250	1,265	39.52	5%
2009	35	75	1,250	71,875	1,265	90.89	12%
2010	40	115	1,000	95,000	1,265	120.13	16%
2011	45	160	1,000	137,500	1,265	173.87	23%
2012	40	200	1,000	180,000	1,265	227.61	30%
2013	35	235	1,000	217,500	1,265	275.03	37%
2014	30	265	1,000	250,000	1,265	316.13	42%
2015	25	290	1,000	277,500	1,265	350.90	47%

Desulphurization Technology.

In China, the main cause of airborne pollution is sulfur dioxide emissions from coal. According to joint research by the Chinese Institute of Environmental Science and Tsinghua University, sulphur dioxide-caused acid rain annually costs China over $13.3 billion in various losses, and atmospheric pollution results in an annual loss equivalent to two or three percent of China's GDP.

In 2005, the latest year for which statistics are available, the Chinese iron & steel industry discharged 1.24 million metric tons of sulphur dioxide into the atmosphere. Decades of lightly monitored growth in this industry sector, with little or no consequences attached to sulphur dioxide emissions, combined with mandatory, industry-wide sulphur dioxide reductions over the next five years, presents the industry with a pressing need to remediate these emissions from iron & steel sinters.

Over the next five years, coal-fired sinters and other like furnace operations must install desulphurization facilities or face stiff, monthly penalties or, possibly, shut down their operations. We believe that, because our Desulphurization System is the only sinter process equipment that is specifically designed for flue gas desulphurization applications that are larger than 90 square meters - the standard size for sinter operations in the PRC iron & steel industry - the Company has a substantial competitive advantage over its international competitors.

Today, there are more than 165 coal fired sinter processes in China without flue gas desulphurization equipment (and this number is expected to rise to over 200 by 2010). As illustrated by the following chart, over the next five years, this translates into a cumulative market for our desulphurization technology of over $267 million. We plan to penetrate this market aggressively by marketing the Desulphurization System as a turn-key solution for the China iron & steel industry’s sulphur dioxide emissions problems.

De-sulphurization

	total market size - RINO			RINO market share
	# of sinter	average price of	total market	# of sinter	Equip.	Annual	Accumulated	% of total
	above	Equipment	Value	above	avg price of	revenue	revenue	penetrated
Year	90sqm	($ millions)	$ millions	90sqm	($ millions)	($ millions)	($ millions)	market
2005	142	$7.74	$1,099					0.00%
2006	154	$7.74	$1,192					0.00%
2007	165	$7.74	$1,277	8	$7.74	$61.94	$61.94	4.85%
2008	176	$7.74	$1,363	8	$7.10	$56.77	$118.71	8.71%
2009	187	$7.74	$1,448	8	$7.10	$56.77	$175.48	12.12%
2010	198	$7.74	$1,533	7	$7.10	$49.68	$225.16	14.69%
2011	209	$7.74	$1,618	6	$7.10	$42.58	$267.74	16.55%
2012	220	$7.74	$1,703	6	$7.10	$42.58	$310.32	18.22%
2013	231	$7.74	$1,788	6	$7.10	$42.58	$352.90	19.73%
2014	242	$7.74	$1,874	6	$7.10	$42.58	$395.48	21.11%
2015	253	$7.74	$1,959	6	$7.10	$42.58	$438.06	22.36%

To date, one of our Desulphurization Systems has been installed at Jinan Iron & Steel Co., and 6 other  PRC steel mills, contracted-for systems are being manufactured for installation in the fourth quarter of 2007 at Jinan Iron & Steel and Panzhihua Iron & Steel, a contract has been entered into for a large-scale Desulphurization System at Shengfeng Iron & Steel, a $1,307,190 contract has been entered into for desulphurization accessories at Jinan Iron & Steel, and the commercial terms for contracts with Handan Iron & Steel, Chongqing Iron & Steel and Kunming Iron & Steel are in the process of being negotiated.

Anti-Oxidation Technology.

The oxidation of hot rolled steel results, on average, in the loss of 3% of finished product. Although a number of U.S. and European anti-oxidation systems are available internationally, the high costs of the paints and coatings they use, as well as their ineffectiveness at high temperatures, have limited their application and utility to low temperature, specialty steel products. The suppliers of these anti oxidation systems include America Advanced Technical Products, ATP Metallurgical, Duffy, Condursal, and Berktekt. Because of the high cost of usage, these paint/coating systems are all applied on only specialty steel and additionally, have limitations of low temperature application - they cannot be used on-line.

Importantly, the temperature range limitations of these systems prevent them from being used “on-line” in the high temperature ranges of hot rolled steel products, which historically account for over 90% of the PRC’s crude steel production. China is estimated to have produced approximately 460 million tons of steel in 2007, of which the expected output of hot rolled steel is estimated at 438 million tons. On this basis, it can be expected that, if not treated, China will lose approximately 13.1 million tons from its forecasted 2007 hot rolled steel production - a volume that is equal to a large steel producer’s annual output. Unlike its international competition, the our Anti-Oxidation System is specifically designed to use less costly coatings and to operate effectively at temperatures ranging from 600° - 1,000° C - the environment of hot rolled steel plate. Based on the confirmed results of the installation of our anti-oxidation equipment and technology at Jinan Iron & Steel in 2007, we believe that the Anti-Oxidation System will reduce hot rolled steel oxidation loss by a minimum of 60%. This would result in a potential increase of 7.9 million tons of China’s projected 2007 output, and estimated commensurate savings in coal (6.3 million tons) and water (79 million tons) consumption for processing and throughput.

As shown in the following table, using the PRC hot rolled steel forecast for 2007 as a benchmark, we estimate that the full application of the Anti-Oxidation System to that projected production output would result in approximately $551,880,000 in water and cost savings per year.

2007 Anti-oxidation Savings
		Calculation
Hot Rolled Steel Output - tons	438,000,000
Avg. Oxidation rate	3%	13,140,000 tons
RINO System Efficiency	60%	7,884,000 tons
H2O and Coal Cost/ton	$70
Savings/year	$551,880,000

With these factors in mind, we believe that our Anti-Oxidation System can achieve a significant degree of penetration in the PRC market, as it addresses a domestic production need which is beyond the applicability of presently available U.S. and European technologies and systems. The following tables illustrate our projected, multi-year scope of the Chinese market and the revenues that we project from PRC sales.

Anti-oxidation coatings market

	steel		# of heat		consumption			consumption		Price		Value
Year	(million tons)	rolling lines		(tons/installation)	(million tons)		($/ton)		($ million)
2005		380		474		1,250			0.59		$1,264.52		$749.23
2006		438		474		1,250			0.59		$1,264.52		$749.23
2007		438		474		1,250			0.59		$1,264.52		$749.23
2008		438		474		1,250			0.59		$1,264.52		$749.23
2009		438		474		1,250			0.59		$1,264.52		$749.23
2010		438		474		1,250			0.59		$1,264.52		$749.23
2011		438		474		1,250			0.59		$1,264.52		$749.23
2012		438		474		1,250			0.59		$1,264.52		$749.23
2013		438		474		1,250			0.59		$1,264.52		$749.23
2014		438		474		1,250			0.59		$1,264.52		$749.23
2015		438		474		1,250			0.59		$1,264.52		$749.23

RINO market share

	# of annually	# of accumulated	annual paint	annually	average	annual
	installed	installed	consumption	sales of	price	revenue	% by
Year	equipments	equipments	(mt/equipment)	paint(mts)	($/mt)	$ millions	consumption
2005				0		0	0%
2006				0		0	0%
2007	10	10	1,250	6,250	1,265	7.90	1%
2008	30	40	1,250	31,250	1,265	39.52	5%
2009	35	75	1,250	71,875	1,265	90.89	12%
2010	40	115	1,000	95,000	1,265	120.13	16%
2011	45	160	1,000	137,500	1,265	173.87	23%
2012	40	200	1,000	180,000	1,265	227.61	30%
2013	35	235	1,000	217,500	1,265	275.03	37%
2014	30	265	1,000	250,000	1,265	316.13	42%
2015	25	290	1,000	277,500	1,265	350.90	47%

Product Technologies

Lamella Inclined Tube Settler Wastewater Treatment System.

Our core product, the “Lamella Wastewater System,” is a highly efficient wastewater treatment system that incorporates our proprietary and patented ‘Lamella Inclined Tube Settler’ technology. We believe that the System is among the most technologically advanced wastewater treatment systems presently in use in China’s iron and steel industry. It includes industrial water treatment equipment, complete sets of effluent-condensing equipment, highly efficient solid and liquid abstraction dewatering equipment and coal gas dust removal and cleaning equipment. The Lamella Wastewater System has been successfully installed in some of the largest steel mills in the PRC which include, but are not limited to, installations at Jinan Iron and Steel Group, Co., Ltd., Benxi Iron & Steel (Group) Co., Ltd., Handan Iron & Steel Group Co. Ltd., Tianjin Tiangang Group Co. Ltd., Shijiazhuang Iron & Steel Group Co., Ltd., Panzhihua Iron & Steel Group Co. Ltd., and Anyang Iron & Steel Group Co. Ltd.

Our combination of proprietary system design and patented technology allows wastewater to flow through the system in layers while at the same time settling particulate matter without disturbing the water flow. Operating results of the above, Lamella Wastewater System installations, show that our technology improves the stability of the settling deposition, increases the available settling area, shortens the settling distance for waste particles, reduces the settling time, and results in particle removal efficiency rates of up to 99%. After treatment with our technology and system, coal gas wastewater and wastewater containing iron mineral powder can be reused and returned to the production process without further treatment, allowing users to create a closed-loop. This lowers the overall use of industrial water for the enterprises utilizing our technology, reduces the output of solid industrial waste, and improves the efficient use of resources.

Compared with alternative inclined plate technology, the Lamella Wastewater System has several important advantages as shown in the following table:

Normal Inclined Plate Settling Pool	Lamella Inclined Tube Settler
Water power staying time 30 min, surface load 3m3/m2·h, small volume, small space use coefficient, short waterpower process (with short current in winter).	Water power staying time 45 min with surface load 8m3/㎡·h, large use coefficient, long water power process.

First settling, is not fit for a wide range wave of floats, affected by the stability and effect of the water outlet	Tertiary settling (with sludge abstraction collection system in every layer) anti-pump load, no interference between water inlet and sludge outlet, water outlet stable.

Water inlet float content: SS3000 ~ 5000mg/L, water outlet float content: SS100 ~ 200 mg/L, low treatment efficiency.	Water inlet float content: SS3000 ~ 16000mg/L water outlet float content: SS50 ~ 80 mg/L, high treatment efficiency.

Inclined plate, inclining angle 60 degree, small settling deposition area.
Inclined plate, inclined tube inclining angle 45[0], results show that the smaller the inclining angle of the inclined tube or plate, the smaller the settling particles removed, the higher settling efficiency for removal of particulate matter.

Adopt glass steel and compound Nylon Ether ketone, easy to age degrade and become clogged with sludge, needs to be changed often, has high operation and maintenance costs.	Compound new material plate, PP inner Surface Coating, resistant corrosion, smooth and clean surface, minimal sludge collection.

Small sludge abstraction area, bad sludge water abstraction efficiency, short life cycle of the sludge outlet, high and unstable water content of sludge, adds difficulty to the next sludge treatment process.

With sludge water abstraction area and dust collection transmission device, long sludge outlet circle, special sludge disposal equipment sludge outlet, lower water content of sludge, convenient for new process to recycle.

The low carbon steel structures - such as pool surface frame - exposed to humidity and high temperature, easily corrode, which greatly reduces the life of equipment.	Lamella Inclined Tube Settler system is enclosed, the high humidity of the tank will not cause corrosion of the equipment.

Occupies large area - large footprint, strict requirement for placement.	Occupying small area - small footprint - equipment can save over 30% area to treat same amount of water and is flexible for installation.

Complicated system technique, a lot of equipment configuration, a lot of maintenance, not convenient to use with automated control, often creates secondary pollution.	Short technical process, simple equipment, low failure rate - high MTBF, easy maintenance, highly automated, low operational cost, closed-end circulating treatment, without secondary pollution.

Circulating, Fluidized Bed, Flue Gas Desulphurization System.

Our Desulphurization System is a joint development of RINO and the Research Institute of the Chinese Academy of Sciences (originally the Chemical Metallurgy Research Institute of Chinese Academy of Sciences). The Desulphurization System is new proprietary technology consisting of a desulphurization agent inlet system, circulating fluidized bed desulphurization reactor, dust removal system, desulphurization dust removal treatment system, desulphurization wind pump system, monitoring system, electrical control system, and smoke flue system.

Our Desulphurization System effectively treats the sulphur dioxide emitted from iron and steel industry sintering (a process in which sulphur and other impurities are removed from iron ore by heating, without melting, pulverized iron ore). The flue gasses that result from sintering contain sulphur dioxide which reacts with atmospheric water and oxygen to produce sulphuric acid that precipitates as “acid rain.”

The discharge that results from our Desulphurization System meets all applicable air pollution standards.

The Desulphurization System technology has significant technical advantages as compared with other desulphurization techniques:

•	The system overcomes surface contamination and sludge buildup.

•	The system allows desulphurization reagents to stay freshly active for up to 30 minutes, enabling the ratio of limestone reaction to reach 99%.

•	The system produces high desulphurization rates. For coal with a high (i.e., 6%) sulphur content, desulphurization rates can reach 92%.

•
Infrastructure investment is relatively low, the equipment’s footprint is relatively small, and specially trained personnel are not needed to operate and maintain the equipment. In sum:

•     Lower installation costs
•     Less floor space - small footprint
•     Heavy duty construction
•    Automated process control

Although RINO had concentrated, and the Company will continue to concentrate, its marketing and sales efforts for this system in the PRC iron and steel industry, the technology also can be more widely used in fields such as metallurgy, electrical power generation, rubbish treatment, and others. Targeted for 2008-2009, we plan to expand our sales and marketing to such additional applications both in the PRC and internationally.

High Temperature Anti-Oxidation System for Hot Rolled Steel.

The Company’s Anti-Oxidation System is a high temperature de-oxidation system for hot rolled steel, and a joint development of RINO and the Research Institute of the Chinese Academy of Sciences (originally the Chemical Metallurgy Research Institute of Chinese Academy of Sciences). This is a new, high temperature plate casting anti-oxidation technology which is proprietary to the Company and patented. We believe that in design and technology the Anti-Oxidation System is the only anti-oxidation process available for the iron and steel industry (both in the PRC and internationally) that can be applied in high temperature environments, and is a unique solution to the loss of production output due to high-temperature oxidation, which is a long-standing problem in the world-wide iron and steel industry.

In the process of continuous cast, hot rolled steel, oxidation loss ranges from 2% -5% on average. This translates into a loss of production output or throughput of 2%-5%. The oxidation in high-temperature steel production results in the waste of resources including water and energy, and additionally results in pollution. In the United States, Japan, and Europe, technology has been developed to ameliorate this problem, but the cost of the coating used in the process and the inability of the equipment to be utilized in high temperature environments limits its application to specialty steel products such as stainless steel, and silicon and carbide steel products. Because our Anti-Oxidation System is specifically designed to work effectively with the high temperature, hot rolled steel that comprises approximately 90% of the PRC’s steel production and 90% of world-wide production, our technology has a far broader market both in China and internationally than is the case for competing systems and technologies.

The coating developed by RINO for use with the anti-oxidation equipment can be produced at relatively low cost, is usable in high temperature environments and is easily applied in a uniform manner. That coating can be directly sprayed onto hot steel slabs at temperatures of 600°-1000° C, thereby saving the increased costs and energy utilization that all other anti-oxidation equipment entails.

Our Anti-Oxidation System has been installed, tested and accepted by Jinan Iron & Steel Group Co., a major PRC steel manufacturer. The installation results show that the coating system fully conforms to the hot rolling mill environment, effectively reduces oxidation loss by 60%, saves energy, and increases production throughput.

Raw Materials Supply

For our principal raw materials, the Company presently has eleven PRC suppliers of the steel and steel products we use in manufacturing our wastewater, desulphurization and anti-oxidation systems, of which five account for approximately 77% of our steel purchases. We purchase approximately 87% of our paints, cuttings and welding rods from two PRC suppliers, and rely on one supplier, Sichuan Huipusheng Industry Co., for our power supply cabinets. All of our providers of raw materials are carefully selected and qualified with respect to reputation, solvency, product quality and production capacity.
 The following chart shows the Company’s principal materials suppliers for the full year 2007:

Material	Supplier	Purchase Volume US $ 000
Steels	Dalian Shuntongda Trading Co., Ltd.	$20,402
	Handan Haiqing Materials Co., Ltd.	307
	Dalian Development Zone Huayi Trading Co., Ltd.	243
	Dalian Economic Development Zone Ansheng Materials Trading Co., Ltd.	115
Welding & cutting supplies	Dalian Kaisheng Trading Co., Ltd.	81
Cable	Dalian Development Zone Jinhai Cable Co., Ltd.	42
Lubricants	Dalian Lize Oil & Lubricants Co., Ltd.	23

Intellectual Property

Waste Water Treatment Technology.

We have three Chinese National patents for this product line in place currently. The patent numbers are: ZL 98 2 16778.4, ZL 03 211913.5 & ZL 03 111178.5.

Anti-Oxidation Technology.

We have two International invention patents (Patent # 1 PCT/CN2007/000339 & Patent # 2 PCT/CN2007/00568) in process and have applied for a 3rd International Patent.

Desulphurization Technology.

We are in the process of doing a prior art search that will determine if we can apply for patents in China or Internationally. If there is no prior art or existing patents, we will apply for both a PRC and International Patent.

Jurisdiction	Project description	Patent No.	Patent type	Authorization
China	Lamella Inclined Tube Settler	ZL98216778.4	Practical new	Granted

China	Sludge disposal equipment	ZL03211913.5	Practical new	Granted

China	Wastewater comprehensive treatment system and method	ZL03111178.5	Invention patent	Granted

PCT International	One of the steel anti-oxidation paints and anti-oxidation method	PCT/CN2007/000339	Invention patent	Pending

PCT International	Inorganic compound bond for heat-resistant coat	PCT/CN2007/000568	Invention patent	Pending

PCT International	Dynamic process steel slab high temperature anti-oxidation painting technique and equipment		Invention patent	Applied

International patent applications are administered under the Patent Cooperation Treaty (the “PCT”). A PCT application covers all of the PCT member countries, which include most major industrialized countries. As of November 13, 2007, there were 137 member countries. The PRC became a member of the PCT in 1994.

There are two phases in a PCT application. The first phase is the International Phase. Under this Phase, an applicant like the Company can file an application using Chinese language in the PRC. Then it will have one year to claim the priority of its PRC filing date in other member countries. The main benefit of filing under the PCT instead of directly in the member countries is to allow an applicant to delay the “National Phase” filing in the member countries up to 30 months from the initial filing, which is 18 months more than the applicant would normally have when filing directly in foreign countries. During this International Phase, the applicant can gather more market information and have more time to make decisions about where to file patent applications. At the end of the International Phase period, it will enter the National Phase by filing national applications in each country in which the applicant desires a patent. The Trade-Related Aspects of Intellectual Property Rights (the “TRIPS”) determine the term of a patent applied under the PCT in the member countries.

Trademark and Logo.

The “RINO” trademark and associated logo are both registered by RINO in the PRC. Their perpetual, royalty-free use by Dalian Innomind is authorized as part of the Restructuring Agreements.

Other Intellectual Property Rights Protections in the PRC.

In addition to patent protection law in the PRC, we also rely on contractual confidentiality provisions to protect its intellectual property rights and its brand. The Company’s research and development personnel and executive officers are subject to confidentiality agreements to keep our proprietary information confidential. In addition, they are subject to a three-year covenant not to compete following the termination of employment with our Company. Further, they agree that any work product belongs to our Company.

Customers

The Company depends for its revenues on orders from a limited number of principal customers. Sales to our six largest customers accounted for approximately 91%, 94%, and 84% of gross sales during the years ended December 31, 2007, 2006 and 2005, respectively.

		% Sales
Customer	Product	2005	2006	2007
Jinan Iron & Steel Group, Ltd.	wastewater treatment	68%	35%	18%
Zhongyuan Saidi Stock Co.	wastewater treatment	16%
Panzhihua Iron & Steel	Desulphurization			20%
Handan Iron & Steel	desulphurization			13%
Benxi Iron & Steel Co.	wastewater treatment		15%	9%
First China Heavy Industries	contract manufacturing		28%	19%
Royalty Income	desulphurization		16%	15%
Total		84%	94%	91%

Users	Applications	# of tanks
Jinan Iron & Steel Group Ltd.	coking factory	2
	Furnace	24
	Converter	8
	Converter	12
	Furnace	10
	Furnace	12
	Converter	24
Benxi Iron & Steel (Group) Co	Converter	20
	Converter	14
Handan Iron & Steel Group Co. Ltd.	Converter	10
Tianjin Tiangang Group Co. Ltd	Furnace	10
Shijiazhuang Iron & Steel Group Co., Ltd.	Converter	8
Panzhihua Iron & Steel Group Co. Ltd.	Converter	14
Anyang Iron & Steel Group Co. Ltd.	sintering	2
Total		170

In 2007 we realized $33.18 million in sales of desulphurization related equipment. This was comprised of 11 projects of which, including related equipment and contracted production of desulphurization projects. In addition, in 2007 we installed four wastewater treatment project generating revenue of $6.97,. Over the same period, we also recorded revenues of $1.97 million in sales of our anti-oxidation product related to three separate projects.

Given the cost of our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System products, we believe that for the foreseeable future the Company will continue to rely on large customers for a substantial portion of its gross revenues. There are approximately 34 iron and steel companies in the PRC of a size and with annual production levels that make our products feasible for sale and installation. In order to expand our sales, the Company will have to capture increasing numbers of these potential customers for primary product sales, and aggressively cross-sell our products to each customer. We cannot assure you that these and similar efforts will be successful.

Competition

Lamella Wastewater System.

Prior to RINO’s introduction of its Lamella Wastewater System, the typical industrial wastewater treatment technology used in China relied on an inclined “plate settling pool” process. Such systems continue to be generally available in the PRC, and a substantial portion of them are self-installed by iron and steel companies. The Lamella Wastewater System’s advanced technology results in the following competitive advantages: lower installation cost; lower usage costs; increased throughput; smaller equipment footprint; and lower ongoing maintenance costs. We know of no comparable technology presently available in China, and we will emphasize the foregoing cost and efficiency advantages as we compete for customers.

Desulphurization System.

In the PRC the sulphur dioxide emitted in flue gases from the sintering of iron during steel-making, is a major component of the environmental pollution that has followed China’s industrial expansion. Sintering is a step in steel-making, in which sulphur and other impurities are removed from raw iron by heating (without melting) pulverized iron ore. Removing the sulphur dioxide from a steel mill’s hot flue gas emissions is, therefore, a principal way of controlling acid rain.

Presently in China, major companies engaged in the desulphurization equipment market include: Beijing Guodian Longyuan Environmental Company, Zhejiang Feida Company, Fujian Longjing Environmental Company, Wuhan Kaidi Electric Power Company, Jiulong Electric Power Company, and Qinghua Tongfang Company. To the best of our knowledge these companies have little or no production and installation experience in the iron and steel industry, and do not currently design or manufacture equipment that is applicable to sintering processes. We believe we are the first company to design, manufacture and complete an iron and steel sinter machine desulphurization installation in the PRC. Accordingly, we do not expect to have any direct competitors in this sector for approximately 2-3 years - the minimum time necessary for potential competitors to complete product development.

Anti-Oxidation System.

We believe that the Company’s Anti-Oxidation System is unique and virtually without competition in the China market. We know of no entity other than the Company that is engaged in developing or supplying anti-oxidation technology that can operate on-line at the high temperatures (600° - 1,000° C) involved in hot rolled steel production - which represents 90% of China’s steel output. A number of anti-oxidation technologies are available internationally from suppliers that include: Advanced Technical Products Company, ATP Metallurgical Coatings, Duffy Company, Condursal and Berktekt. However, the high costs of the anti-oxidizing coatings these technologies rely on, and most especially their ineffectiveness at high temperatures, have limited their market to specialty steels, and have made them ill-suited to China’s iron and steel industry.

Research and Development; Growth Strategy

In 2007, RINO expended approximately $776,000 for product research and development, approximately $526,000 of which was directed at anti-oxidation research and approximately $250,000 of which was directed at flue gas desulphurization. The Company’s continuing research and development program is linked to our growth strategy directed towards 2009 and several years thereafter, during which time we will develop export markets for our products in the United States and Western Europe and seek to develop new applications for our products suited to and targeted at these new, international markets.

Accordingly, during the next three years the Company expects to invest approximately $4.7 million, to be spent on wastewater treatment, desulphurization and anti-oxidation research.

In conducting our research and development, the Company expects to continue its collaborative relationship with the Chinese Academy of Sciences, and also collaborate with Dalian Technology University.

In 2007, we incurred $807,887 in research and development expenses, in 2006 and 2005 we incurred no R&D expense.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

If any of the following risks, or any other risks not described below because they are currently unknown to us or we currently deem such risks as immaterial but they later become material, actually occurs, it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

RINO began its operations in 2003. Our limited operating history in the environmental protection industry may not provide a meaningful basis on which to evaluate our business. Although RINO’s revenues have grown rapidly since its inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	maintain our cutting edge proprietary technology;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support our expansion and to fill customers’ orders in time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

•
anticipate and adapt to changing conditions in the iron and steel industry markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations,

•	the condition of the PRC economy and the environmental protection product industry in the PRC, and

•	conditions in relevant financial markets

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth

Our sales revenues (excluding government grants) have increased from $10,307,630 for the fiscal year ended December 31, 2006 to $63,387,308 for the fiscal year ended December 31, 2007. If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy these kinds of increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

An important element of our growth strategy is expected to be the pursuit of acquisitions of other businesses that increase our existing market share and expand our production capacity. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers, and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future acquisitions, and we may issue securities in connection with future acquisitions that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

We depend on a concentration of customers.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 91% and 90% of our net sales during the years ended December 31, 2007 and 2006, respectively. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products.

The prices of steel, electronic components and power systems, valves, machine tools, paints and welding rods, our principal raw materials, are subject to market conditions and generally we do not, and do not expect to, have long-term contracts with our suppliers for those items. While these raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us. The prices for these raw materials have varied significantly and may vary significantly in the future. Numerous factors, most of which are beyond our control, influence prices of our raw material. These factors include general economic conditions, industry capacity utilization, vendor backlogs and transportation delays and other uncertainties.

We may not be able to adjust our product prices, especially in the short-term, to recover cost increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired organizations; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We may not be able to prevent others from unauthorized use of our patents, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We own three patents in the PRC covering our waste water treatment technology. We also have two international invention patents pending and have applied for an additional international invention patent for our anti-oxidation technology under the International Patent Cooperation Treaty. The process of seeking patent protection can be lengthy and expensive and we cannot assure you that our patent applications will result in patents being issued, or that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages.

We also cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the PRC or other countries.

The implementation and enforcement of PRC intellectual property laws historically has not been vigorous or consistent, primarily because of ambiguities in the PRC laws and a relative lack of developed enforcement mechanisms. Accordingly, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States and other countries. Policing the unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation will require significant expenditures of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenues.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

 Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for “non-accelerated filers,” as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of our management team, neither the production nor the sale of our products constitutes activities, or generates materials that create any environmental hazards or requires our business operations to comply with PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. Unlike the U.S. and other countries, product liability claims and lawsuits are relatively rare in the PRC. However, we cannot assure you that we would not face liability in the event of the failure of any of our products. We cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposures and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The environmental protection and remediation industry is subject to rapid technological change. Our future success will depend on our ability to respond to rapidly changing technologies and improve the quality of our products. Our failure to adapt to these changes could harm our business. Our future plans to market our products require them to be innovative. If we are slow to develop new products and technologies that are attractive to and useful solutions for the PRC iron and steel industry, we may not be successful in capturing an increasingly significant share of this market.

Risks Related to Doing Business in the PRC.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in China. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation

•	confiscatory taxation

•	restrictions on currency conversion, imports or sources of supplies

•	expropriation or nationalization of private enterprises.

Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

The restructuring of RINO may affect RINO’s existing customer relationships and result in additional transactional costs that may adversely impact our profitability.

We will conduct our business out of Dalian Innomind after we complete the asset purchases and leases as contemplated in the Restructuring Agreements. The restructuring of RINO’s business through assets transfers and leases to Dalian Innomind may affect RINO’s existing customer relationships. To the extent the existing customers do not want to assign their purchase orders to a newly formed entity (i.e., Dalian Innomind) the Restructuring Agreements provide a mechanism to allow RINO to continue its operations under Dalian Innomind’s control. However, we cannot assure you that the customers will continue their business relationships with us or RINO after this complicated restructuring. Any loss of RINO’s existing customers will have an adverse impact on our revenues and net profits.

In addition, the assets transfers and leases involved in the restructuring inevitably will incur costs and expenses, such as taxes (both at central and local levels), filing fees and registration fees with government authorities. We believe that these transactional costs for the restructuring are manageable. However, due to the complexity of the tax regime in PRC and the great discretion the local tax authorities enjoy, we cannot assure you that there are no unpredictable costs and expenses associated with the restructuring and any such costs and expenses will not adversely impact our profitability.

Our Restructuring Agreements with RINO and its shareholders may not be as effective in providing control over these entities as direct ownership and potential conflicts of interest may occur in the performance and enforcement of the Restructuring Agreements in the future.

We operate our business through Dalian Innomind, our indirect wholly-owned subsidiary in the PRC, and rely on the Restructuring Agreements with RINO and its shareholders to control the operations of RINO. While we own and/or lease substantially all of RINO’s manufacturing assets through Dalian Innomind, and to the extent that any aspect of RINO’s business needs to be conducted through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations, the Restructuring Agreements may not be as effective in providing control over RINO as direct ownership. For example, if we had direct ownership of RINO, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of RINO, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level.

Furthermore, if RINO or any of its shareholders fails to perform its or his respective obligations under the Restructuring Agreements, we may have to incur substantial costs and resources to enforce those agreements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. For example, if the shareholders of RINO refuse to transfer their equity interest in RINO to us or our designee if we exercise the equity purchase option under the Restructuring Agreements, then we will have to pursue available remedies under PRC law for them to fulfill their contractual obligations.

The terms of the Restructuring Agreements were negotiated between RINO and the investors in the private placement that we completed on October 5, 2007 on behalf of the Company at an arms-length, the approval of which by the Company was a condition precedent to closing of the private placement. However, there may be potential conflicts of interest in the performance and enforcement of the Restructuring Agreements because our CEO and director, Mr. Zou, who, together with his wife, are the sole beneficiaries of The Innomind Trust which holds 71.60% of all of our outstanding common stock also hold 100% of RINO’s equity interest. As such, we can not assure you that Mr. Zou, in his capacity as our CEO and director, will act in the best interest of the Company when a conflict between us and RINO arises because of his ownership interest in RINO. For example, if RINO violates the Restructuring Agreement because of its failure to pay any management fee to Dalian Innomind, the fact that Mr. Zou has a 90% ownership interest in RINO may affect his decision as to whether and/or how vigorously the Company will seek to enforce its rights under the Restructuring Agreements.

The Restructuring Agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these agreements would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the Restructuring Agreements. If we are unable to enforce the Restructuring Agreements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. Pollution control for China’s iron and steel sector is a relatively immature and growing sector, but we do not know how sensitive we might be to a slowdown in economic growth or other adverse changes in the PRC economy which might affect demand for iron and steel pollution control equipment. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Dalian Innomind and RINO are subject to restrictions on paying dividends and making other payments to us. We might be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates, Innomind, Dalian Innomind and RINO. As a result of our holding company structure, we rely entirely on dividend payments from Dalian Innomind, our subsidiary in China. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in the PRC also are required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Dalian Innomind or RINO incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Innomind are unable to receive all of the revenues from RINO’s operations, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in significant appreciation of the RMB against the U.S. dollar. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

If the PRC were to eliminate the “grandfathered” preferential tax benefits currently enjoyed by Dalian Innomind, we would have to pay more taxes in the PRC, which could have a material and adverse effect on our financial condition and results of operations.

Recent changes in the PRC’s tax laws have, effective January 1, 2008, made wholly foreign-owned enterprises (“WFOEs”) subject to standard enterprise income tax rates, which as of January 1, 2008, will be 25%. Prior to these changes, WFOEs enjoyed tax preferences consisting of multi-year exemptions followed by a period of reduced rate taxation and ending with the application of standard tax rates.

Because Dalian Innomind was incorporated before the effective date of these recent tax law changes, it has been “grandfathered” into the pre-change schema. As a consequence, as a WFOE, Dalian Innomind is entitled to: (i) a two-year exemption from enterprise income taxation beginning in its first year of operations; (ii) a 12% enterprise income tax rate for the next three years; and (iii) application of the standard enterprise income tax rate (which will be 25% as of January 1, 2008) thereafter.

If the PRC were to eliminate these “grandfathered” tax preferences, Dalian Innomind would immediately be subject to the standard statutory tax rate. The loss of these preferential tax treatments and the resulting acceleration of the application of standard PRC tax rates to our Business, could have a material and adverse effect on our financial condition and results of operations.

The Restructuring Agreements we have entered into among our subsidiaries and affiliated entities or persons may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Dalian Innomind has purchased assets from RINO, our affiliated company, at their book value and leased the remaining assets from RINO at nominal amount. Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into between Dalian Innomind and RINO are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of Dalian Innomind and RINO, and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for the tax savings achieved in the past, or that RINO or Dalian Innomind are ineligible for preferential tax benefits, would substantially increase our taxes owed and reduce our net income and the value of your investment.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (the “SAFE Notice”), which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rules on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice. For an offshore special purpose company which was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration requirement is repeated.

Due to lack of official interpretation, some of the terms and provisions of the SAFE Notice and its implementation rules remain unclear, and the implementation of the SAFE Notice by central SAFE and local SAFE branches has been inconsistent since its adoption. Based on the advice of our PRC counsel, Global Law Offices, located in Beijing, and after consultation with relevant SAFE officials, we believe that the PRC resident shareholders of our parent company, Jade Mountain Corporation, were required to complete their respective SAFE registrations pursuant to the SAFE Notice.

Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether the SAFE Notice and implementation rules will apply to us, we cannot predict how SAFE will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our or our parent company’s PRC resident shareholders. In addition, such PRC residents may not always be able to complete registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company’s PRC resident shareholders or future PRC resident shareholders to comply with the SAFE Notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and some of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and some directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and some of our directors reside outside of the United States. In addition, our operating subsidiary, Dalian Innomind, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

 The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in PRC face significant political, economic and legal risks. The Communist regime in the PRC, which includes a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to Our Common Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers and directors beneficially own approximately 71.6% of our Common Stock. As a result, they are able to control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of our directors and officers may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can, in turn, affect the market price of our common stock.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, Dalian Innomind, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Prior to the October 5, 2007, Share Exchange our shares were not publicly traded. Through the Share Exchange we have essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. Our common stock was added to the OTC Bulletin Board (the “OTC-BB”) daily list on July 3, 2007. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. Currently our common stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses and volatilities and shorting. Thus there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

Our common stock is currently subject to the "penny stock" rules which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock is currently subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. On February 29, 2008, the last sale price of our common stock was $8.10 per share. These regulations impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares will be eligible for future sale and may depress our stock price.

We have filed a Registration Statement on Form SB-2 on November 19, 2007, as amended by Amendment No. 1 to Form S-1 filed on March 11, 2008, to register for resale 5,962,857 shares of our common stock to be offered by certain selling stockholders, all of which (assuming the effectiveness of the registration statement) are freely tradeable. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We are authorized to issue "blank check" preferred stock, which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

We are authorized to issue 50,000,000 shares of preferred stock, none of which have been issued. Our Board of Directors is authorized under our Articles of Incorporation to provide for the issuance of shares of preferred stock by resolution, and by filing a certificate of designations under Nevada law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over our common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Principal Office and Manufacturing Facilities

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

We raised funds in October 2007 in part to fund expansion of our Dalian factory. Delays in the fundraising, however, imposed a disproportionate effect on our plant expansion as weather conditions in Dalian basically prohibit outdoor construction in the late fourth and early first quarters of each year.

In addition to weather delays, we have experienced additional delays in removing the original tenants from the land we contracted to use for the factory expansion. The original tenants engage in small-scale agriculture, an activity which still enjoys protection under Chinese law. We recently applied successfully to rezone the property for industrial use but are still in negotiations with the original tenants. We cannot state with certainty when the original tenants will leave, nor can we estimate what amounts we might need to pay them as an incentive to leave the property.

In spite of delays in completing the plant expansion, we believe that 2008 production will not be materially affected. We has originally intended to rationalize and expand our welding and assembly operations, in lieu of new space we have increased workers and operate a second shift as needed to meet production demands.

Branch Offices

In addition to the head office in Dalian, the Company leases branch offices in Beijing and Shanghai. Each branch office covers and is responsible for the Company’s operations in a specific territory in China. Total annual rentals for all our branch offices are approximately $71,000.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings (other than ordinary routine litigation incidental to our business), nor are we aware of any such proceedings threatened against us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "JDMC". There has never been any established public market for shares of our common stock. On March 25, 2008, 382,500 warrants (subject to adjustment) to purchase our common stock were outstanding at an exercise price of $5.376 per share.

The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by Yahoo Finance (http://finance.yahoo.com), for each fiscal quarter during each of the fiscal years ended December 31, 2006 and December 31, 2007. These prices are based on inter-dealer prices, without retail markup, markdown or omissions and may not represent actual transactions. These prices have been adjusted to give effect to the August 31, 2007, 100 for one forward stock split of all issued and outstanding shares of our common stock.

On May 14, 2002, the Company filed a Form 15 with the SEC and ceased being a reporting company under the Exchange Act. On April 4, 2007, the Company filed a Form 10SB registration statement with the SEC and again became a reporting company, and on July 3, 2007, the common stock was listed for quotation on the OTCBB. Consequently, from May 14, 2002, until July 3, 2007, our common stock was not traded. The following table reflects this absence of trading.

Quarter Ended	High	Low
03/31/2006	(1)	(1)
06/30/2006	(1)	(1)
09/30/2006	(1)	(1)
12/31/2006	(1)	(1)
03/31/2007	(1)	(1)
06/30/2007	(1)	(1)
09/30/2007	$56.00(2)	$0.51
12/31/2007	$12.25 (3)	$2.40(3)

(1) Common stock not listed, quoted or traded.

(2) The high bid is an arbitrarily assigned figure giving effect to the Reverse Split and the Forward Split.

(3) The High and Low are both recorded on low trading volumes.

From October 5, 2007, until December 31, 2007, the high bid for our common stock was $12.25 per share, and the low bid was $2.40 per share.

Since the completion of the share exchange and private placement, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Although the market price of our common stock has, risen above $5.00, our stock price has fluctuated to prices below $5.00 per share and we are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the common stock and may affect the ability of investors to sell their common stock in the secondary market.

Holders

As of March 25, 2008, there were 25,000,000 shares of our common stock issued and outstanding (including the 5,580,000 Make Good shares now held in escrow), and there were approximately 126 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years or during our last two fiscal quarters. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiary, Dalian Innomind, to obtain approval to send monies out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, the Yuan, is not a freely convertible currency. Please refer to the risk factors "Governmental control of currency conversion may affect the value of your investment," "The fluctuation of the Renminbi may harm your investment;" and "Recent PRC State Administration of Foreign Exchange ("SAFE") Regulations regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.”

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by securities holders (1)	250,000	$5.38	0
Total	250,000		0

(1) Pursuant to an employment agreement signed on September 27, 2007, Bruce Richardson, our CFO and Secretary, will be granted 250,000 options to purchase common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. The options will be issued as soon as practical after January 2, 2009.

Recent Sales of Unregistered Securities

Issuance of Common Stock in Acquisition of Innomind

Under the Share Exchange Agreement, on October 5, 2007, we issued 17,899,643 shares of our common stock to Zhang Ze, an individual, in exchange for all of the outstanding shares of the common stock of Innomind held by Zhang Ze. At the completion of that share exchange, Innomind became the Company’s wholly owned subsidiary. The Share Exchange was accomplished in reliance upon Section 4(2) of the Securities Act. Immediately after this Share Exchange, Zhang Ze placed the Jade Mountain shares he received in exchange for all his shares in Innomind into a Trust. The sole beneficiaries of this Trust are Zou Dejun and Qiu Jianping, the founders of Dalian Rino.

Issuance of Common Stock in Private Placement

On August 16, 2007 the Company issued 125 (12,500 post-forward split) common shares in a private placement for cash of $5,532. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

On October 5, 2007, in a private placement through Douglas Financial, LLC, an NASD and SEC registered broker-dealer (“Douglas Financial”), we sold 5,464,357 shares of our common stock for $24,480,319 gross proceeds (or $21,250,109 net proceeds after deducting the offering expenses) under a Securities Purchase Agreement by and among the Company and a group of accredited investors (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act) named therein dated as of September 27, 2007 (the “Securities Purchase Agreement”). In the private placement we sold the common stock and issued warrants in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act.

Under the Securities Purchase Agreement, we are required to register for resale each share of common stock sold therein as well as the shares of common stock underlying the above, placement agent warrants.

In connection with the private placement, 250,000 shares of common stock were issued to Chief Capital, Ltd., for advisory services. We relied on the exemption from registration provided by Regulation S of the Securities Act for such issuance.

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between RINO and Douglas Financial, Douglas Financial, as placement agent, received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of our Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of common stock and warrants to Douglas Financials.

Issuance of Common Stock to Former Majority Shareholder

On August 8, 2007, the Company issued 2,950 (295,000 post-forward split) common shares to Glenn A. Little for cash of $14,750. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

On September 11, 2007, the Company issued 928 pre- Forward Split shares (or 92,800 shares post-Forward Split) of its common stock to Glenn A. Little (the “Little Shares”) for an aggregate of $4,168. At that time and immediately prior to the consummation of the Share Exchange, Mr. Little was the Company’s majority shareholder and its sole director and executive officer. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

Issuance of Common Stock to Former Chief Financial Officer of RINO

At the Closing of the Share Exchange and the private placement, the Company issued 20,000 shares of common stock to Eric Gan (“Gan”), RINO’s former chief financial officer, in full satisfaction of RINO’s obligations to Gan under a Compensation Agreement dated July 30, 2007. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements included elsewhere in this annual report. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and their related notes included elsewhere in this annual report. The historical results presented are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions)
St Statement of Operations:
Net Sales	$63.4	10.3	3.6	2.9	0.0
Gross Profit	30.7	5.4	0.8	0.2	0.0
Selling, general & administrative expenses	14.7	0.8	0.4	0.4	0.0
Income from Operations	15.8	4.6	0.5	(0.2)	0.0
Income from Operations per Common Share	0.8	0.3	0.0	(0.01)	0.0
Interest expense, net	0.5	0.3	0.1	0.004	0.0
Income from Operations before Taxes	15.2	4.3	0.4	(0.2)	0.0
Income Tax Expense	5.0	1.2	0.1	0.002	0.0
Net income (loss)	$10.2	3.2	0.3	(0.2)	0.0

Other Financial Data:
Cash flow provided by (used in) operating activities	$(7.0)	3.5	(0.1)	1.9	(0.1)
Cash flow used in investing activities	(1.6)	(4.5)	(4.3)	1.9	0.8
Cash flow provided by (used in) financing activities	(12.1)	4.5	3.8	0.0	0.8

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7.4	3.6	0.1	0.	0.01
Accounts receivable, net	21.0	5.6	0.5	2.	0.4
Total Assets	62.2	21.6	11.8	7.	1.4
Accounts Payable	2.5	3.9	1.2	1.	0.5
Notes Payable	0	4.2	3.7	0.0	0
Notes Payable - long term	$0	3.5	0.0	0.0	0
Total Stockholders’ Equity	48.2	7.3	3.2	0.7	0.8

 The company began operations in 2003. Statement of operations for the year ended December 31, 2003 indicates no revenue or other economic activity in that year. The statement of operations for the year ended December 31, 2004, above, was compiled under PRC accounting standards. Consolidated balance sheet data as of December 31, 2007, 2006, 2005, and 2004 were compiled under US GAAP and were audited. Consolidated balance sheet data as of December 31, 2003 was compiled under PRC accounting standards.

The selected financial data presented above is substantially the operating results for Dalian Rino. For the years ended December 31 2006, 2005, 2004, and 2003, all operations were undertaken by Dalian Rino. Beginning October 5, 2007, Dalian Rino began to pay all its after tax net income to Dalian Innomind as a management fee under the terms of the Entrusted Management Agreement. From October 5, 2007 , the two companies’ operations are consolidated as a contractually controlled affiliate under EITF 97-2. Jade Mountain Corporation and Innomind Group Limited exist as holding companies and have only de minimis income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry. Most of our customers are large, state-owned iron and steel companies. Our business operations are conducted throughout China.

China’s iron and steel companies have experienced robust growth during the last twenty years, following the expansion of China’s economy and industrial base, generally. Along with this growth, the iron and steel industry has produced large amounts of waterborne and airborne industrial waste and pollution, and as a consequence it faces increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties.

Demand for our core product, the Lamella Wastewater System, increased 26.7% to $6.97 million in 2007 and we expect demand to continue in 2008. Our Desulphurization System which we introduced in late 2006, is based on proprietary technology we jointly developed with the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We expect to see strong demand from the industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. Starting in January 2007, we launched another new product, our Anti-Oxidation System, that materially reduces oxidation loss in the production of hot rolled steel plate. Anti-oxidation is a long-sought solution in the Iron and Steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. In the first quarter of 2007, we also earned a significant amount of revenue from providing technical support to a business partner for the fulfillment of its desulphurization contract. The technical support business maintains our revenue growth while we continue to experience production capacity constraints. We anticipate that the technical support business will decline beginning in 2008 as we build up adequate production capacity which allows us to refocus on our manufacturing business.

We also receive grants from local government with amounts varying from year to year as rewards for our continued investment in new technologies.  While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430, or 0.4% of our total equipment and services sales revenue for the period. In the twelve months ended December 31, 2006 and 2005, we received government grants of $448,515 and $52,518, respectively, or 4.4% and 1.5% of our total sales revenue for those periods

All our products are custom-built pursuant to our customers’ specific requirements. We enter into fixed price engineering and installation agreements with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our headquarter facilities. Generally, we fulfill our contracts in twelve months.

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

Recent Development

Share Exchange, Restructuring Agreements and Private Placement Financing

In a share exchange transaction that closed on October 5, 2007 (the “Share Exchange”), the Company acquired Innomind, and through that acquisition also acquired Innomind’s wholly-owned subsidiary, Dalian Innomind, as well as the assets and business of Dalian Innomind’s PRC affiliate, RINO. In the Share Exchange the Company issued a controlling number of shares (the “Control Shares”) of its common stock to Zhang Ze, Innomind’s sole shareholder, in exchange for all of the issued and outstanding shares of Innomind, which were owned by Zhang Ze (the “Innomind Shares”). Zhang Ze immediately transferred his Jade Mountain shares into a Trust, the sole beneficiaries of which were Zou Dejun, our CEO and Director, and Qiu Jianping, our Director and Chairman of the Board.

Prior to the Share Exchange: (i) on July 16, 2007, the Company consummated a two hundred thousand (200,000) shares for one (1) share reverse split of its Common Stock, with fractional shares rounded up to the nearest whole number (the “Reverse Split”); and (ii) on August 31, 2007, the Company’s Board of Directors authorized a one (1) share for a one hundred (100) shares forward split of the issued and outstanding shares of its Common Stock. The ratio of the Reverse Split was chosen in order to accommodate the post Share Exchange capital structure of the Company as agreed upon by the Company and the holder of Innomind shares prior to the Share Exchange. The ratio of the Forward Split was chosen to make the public float of the Company fit exactly into the post private placement capital structure as agreed upon by the Company and the investors in the private placement. All share and per share amounts set forth in this Report as of dates on or after July 16, 2007, give effect to the Reverse Split and all share and per share amounts set forth in this Report as of dates after August 31, 2007, give effect to the Reverse Split and Forward Split.

The acquisition of Innomind and Dalian Innomind on October 5, 2007 by Jade Mountain Corporation effected a change in control and was accounted for as a “reverse acquisition” whereby Innomind is the accounting acquirer for financial statement purposes. Accordingly, for all periods and filings subsequent to the October 5, 2007 “reverse acquisition” transaction, the historical financial statements of the Company reflect the consolidated financial statements of Innomind since its inception and the operations of Jade Mountain subsequent to October 5, 2007.

In connection with the Share Exchange, through a series of agreements between Dalian Innomind and RINO that we refer to as the “Restructuring Agreements,” which were executed on October 3, 2007, Dalian Innomind agreed to: : (i) purchase and lease from RINO substantially all of RINO’s assets and properties, including, among other things, the purchase of RINO’s manufacturing equipment, patent and trademark for an aggregate of $298,173 (or RMB 2,250,343) and the lease of RINO’s manufacturing plants and land at an annual rent of approximately $82,778 (or RMB 610,000); and (ii) fully conduct and manage RINO’s business (the “Business”) in exchange for RINO’s payment to Dalian Innomind of a management fee equal to the Business’s monthly net profits. To the extent that any aspect of the Business needs to be conducted directly through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations. The acquisition of the assets and business of RINO through the Restructuring Agreements was effective on October 5, 2007 whereby we assumed full operating control of RINO’s business. As of the date of this report, we have completed all requlatory requirements with regard to the asset purchase. Moreover, as of the date of this report, we have paid approximately $298,173 purchase price payment to RINO for the assets purchased from RINO.

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

The funds used to consummate the Company’s acquisition of Innomind and the Restructuring Agreements were provided from the proceeds of a private placement. In connection with the Share Exchange Transaction and the consummation of the Restructuring Agreements, on October 5, 2007, the Company completed a private placement transaction with 24 accredited investors in which the Company raised $24,480,319 in gross proceeds (or $21,251,000 in net proceeds) from the sale of 5,464,357 shares of our common stock to these investors pursuant the a Securities Purchase Agreement (the “Private Placement”). Pursuant to the Securities Purchase Agreement between the investors and the Company, the net proceeds of the Private Placement will otherwise principally be used by the Company and by Dalian Innomind to expand manufacturing and production capacity and facilities, and to provide working capital for the business.

Change in Independent Accountants

On October 5, 2007, we engaged Jimmy C.H. Cheung & Co., CPAs as our independent accountants to perform our 2007 full year financial audit.

Results of Operations, Liquidity and Capital Resources

Fiscal Years Ended December 31, 2007 And December 31, 2006.

Results of Operations

Net Sales

Net sales, excluding government grants, increased by $53.1 million to $63,287,308 or 515% for the twelve months ended December 31, 2007, as compared to the twelve months ended December 31, 2006. The increase in 2007 was due to continued growth in demand across our entire product lines. In 2007, we also added in our product and service offerings anti-oxidation equipment and coatings. We note that we have discontinued technical support services in order to employ our professionals in our core business of environmental protection equipment. The breakdown of the revenue growth, excluding government grants, is as follows:

	For the twelve months ended December 31
Net Sales (in thousands)	2007	% to Total Net Sales	2006	% to Total Net Sales	Increase
Wastewater treatment contracts	$6,968	10.99%	$5,499	53.34%	26.71%
Flue gas desulphurization (including related royalties, and ancillary equipment)	33,140	52.32%	1,673	16.23%	1,799.00%
Anti-oxidation equipment and coatings	1,968	3.10%
Machining service contracts	11,859	18.70%	3,136	30.42%	278.16%
Technical support services	9,452	14.90%
Total Net Sales	$63,387	100%	$10,308	100%	515.30%

Wastewater treatment equipment. Our line of wastewater treatment continued to enjoy strong demand in the face of increasingly strict environmental enforcement. We executed two contracts for wastewater equipment to existing customers in the first half of 2007, and signed an additional two contracts in December, 2007.

Flue Gas Desulphurization equipment. While most of China’s coal-burning electric plants have installed desulphurization equipment, the clean-up of China’s iron sintering remains in its early phase. Accordingly, our flue gas desulphurization equipment enjoyed strong growth in 2007 as tightening environmental policies required increased reductions in emissions of sulphur dioxide. In 2007, we executed ten contracts for desulphurization equipment, two to repeat desulphurization customers. Five of these ten contracts used a third-party equipment maker, a practice we have discontinued as our production capacity expanded. In December 2007, we signed a contract for an additional set of desulphurization equipment to a third repeat desulphurization customer. Increased activity in desulphurization of sintering operations has attracted competitors, including some international providers. While we expect to continue strong sales based on our track record and strong industry relations, we note that these sales will require greater working capital as customers are abandoning the customary 30% prepayment at contract signing.

Anti-Oxidation Equipment.  Our anti-oxidation equipment has achieved considerable technical success, outperforming our projected reductions in oxidation loss during heat processing of hot-rolled steel, one of China’s major steel categories. We installed two sets of anti-oxidation equipment in 2007 for two separate customers and have signed an additional contract in 2008. After commissioning the first two installations, we have successfully raised the sales price of the equipment itself to approximately $1.3 million from $0.53 million. While we believe the prospects for anti-oxidation equipment and coatings is bright, we anticipate that in 2008 we will achieve greater revenue growth from sales of desulphurization equipment.

Cost of Sales

The cost of sales for the twelve months ended December 31, 2007 increased by $27.6 million to $32.9 million from $5.3 million for the twelve months ended December 31, 2006, largely due to increased sales. As a percentage of sales excluding government grants, the cost of sales remained steady at 51.9% for the twelve months ended December 31, 2007 compared to 51.9% for the same period of 2006. ‘We believe that our continued strong gross margins in the face of high growth reflects the results of strong product demand and our continual emphasis on cost control. In addition, second quarter 2007 revenues include approximately $9.5 million dollars of revenue representing engineering consulting sales, a high value added business line which generated above average gross margins.

Operating Expense.

Operating expenses for the twelve months ended December 31, 2007 increased to $14.9 million from $0.8 million for the same period ended December 31, 2007. The large increase was substantially attributable to a 2,023% increase in selling, general and administrative expenses to 14.7 million for the twelve months ended December 31, 2007 from $690,877 for the twelve months ended December 31, 2006. The increase in our selling, general and administrative expenses was primarily due to the $7,499,520 stock compensation expense that we recognized because we are required to release 1,674,000 make good shares from the make good escrow account to our founders. In fiscal year 2007, we achieved an after-tax net income of $17,718,325 (excluding any expenses that we are required to recognize for releasing any escrowed shares to the founders which release was deemed stock compensation to the founders), accordingly, we are required to release 1,674,000 shares to the founders pursuant to the Securities Purchase Agreement and we booked $7,499,520 as compensation expenses which reduced our after-tax net income for fiscal year 2007 to $10,218,805. The increase in our selling, general and administrative expenses was also a result of higher levels of operations in 2007 and on increased sales and travel expenses.

Other Income and Expense.

Other income and expense include primarily interest income and interest expense. Our other income and expense increased to $575,779 for the twelve months ended December 31, 2007 from $317,282 for the corresponding period in 2006, representing an increase of 81.5%.

Interest income was immaterial due to the fact we have maintained a low cash balance for most of our operations. Interest expense increased to $0.53 million for the twelve months ended December 31, 2007 from $0.30 million for the period ended December 31, 2006, due to an increased amount of the bank debt financing we undertook during 2007. All bank debt was repaid by year-end 2007, but we borrowed $6.6 million from one commercial bank in China in January, 2008.

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

As of December 31, 2007, 2006 and 2005, the Company had firm purchase commitments for capital projects in progress of $750,844, $702,494 and $829,794, respectively. As compared to that in fiscal year 2006, our firm purchase commitments for capital projects in fiscal year 2007 represented an increase of $48,350 as a result of our expansion in production capacity.

Cash and Cash Equivalents

Cash and cash equivalents totaled $7.39 million as of December 31, 2007, as compared to $3.60 million as of December 31, 2006, representing an increase of 105%. The increase was attributable to proceeds from our private placement stock issuance and increases in income taxes and value added taxes payable, partially offset by higher accounts receivable, higher contracts in progress, increased deposits with suppliers and repayment of bank loans.

The following tables present our net cash flows for the twelve months ended December 31, 2007 and for the same period ended December 31, 2006.

	For the twelve month ended December 31
	2007	2006
(In thousands)
Cash provided (used) in operating activities	$(7,024)	3,502
Cash provided (used) in investing activities	(1,623)	$(4,498)
Cash provided (used) by financing activities	$12,017	$4,469

Cash flow from operating activities.

Net cash used by operating activities was $7.02 million for the twelve months ended December 31, 2007 as compared to net cash of $3.5 million generated in the same period ended December 31, 2006. The negative cash flow from operating activities was chiefly attributable to an increased inventories and receivables as we expanded our equipment sales; our credit policies and contract terms remained unchanged, see Accounts Receivables, below.

Accounts Receivables

During the twelve months ended December 31, 2007, our accounts receivable rose to $21,043,006 from $5,622,219 at year-end 2006. Our accounts receivable at December 31, 2007 constituted approximately 33.8% of our total assets at that date. The level of our receivables reflects the combined effect of our growing revenues and our sales to a small number of large clients, which means that repayment or delay in repayment on even a single account can have a disproportionate effect on total receivables in any given period. Our growth in receivables is due almost entirely to rising sales.

We design our credit policy based on our analysis of the financial conditions and creditworthiness of our customers. We sell almost exclusively to significant participants in China’s steel sector. Although they are all state-owned, many of these companies are listed either in China or on international stock markets, giving us direct access to audited financial data on our major customers. In addition, many of these firms enjoy policy support and/or access to bank loans. Accordingly, to date we have been able to extend trade receivables to our customers with no material adverse results. In addition to assessing our customers’ creditworthiness, we also normally receive approximately 30% of contract value at signing, giving us increased assurance that customers will pay. Additional receipts of 30% of contract value at shipment and another 30% of contract value payment at commissioning, further reduce our repayment risk.

Contracts in progress

Contracts in progress Represent work in progress. During the twelve months ended December 31, 2007, our contracts in progress rose to $2,818,122 from $0 at year-end 2006, as we continued to perform on major equipment contracts.

Deposits with Suppliers
Deposits with suppliers are required to ensure timely delivery of raw materials and equipment needed to execute existing production contracts as well as to expand the business. Our deposits with suppliers rose to $15.8 million at year-end 2007, an increase of $15.0 million, as our production and sales rose during the same period.

Other Current Assets

During the twelve months ended December 31, 2007, our other current assets and prepaid expenses rose to $1.17 million from $0.17 million at year-end 2006. The increase was caused by our advances to employees and prepaid future operating costs.

Cash used in investing activities.

For the twelve months ended December 31, 2007, net cash used in investing activities increased by $2.88 million to $1.62 million as compared to $4.50 million for the same period ended December 31, 2006. This increase primarily resulted from the purchase of property, plant and equipment.

Cash provided by financing activities.

Our operations historically have been financed by capital contributions and loans from RINO’s founder and by bank loans. For the twelve months ended December 31, 2007, net cash provided by financing activities increased by $7.59 million to $12.06 million as compared to $4.47 million for the same period ended December 31, 2006. This was principally the result of the private placement in October 2007, partially offset by reductions in capital contributions from RINO’s founders and a net decrease in bank loans in 2007.

Contractual Obligations

As of December 31, 2007, we did not have any long-term debt, capital lease, operating lease or other long-term liabilities reflected on our balance sheet under GAAP except the following:

As of December 31, 2007, the Company had firm purchase commitments for capital projects in progress of $10,714,286.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations	$750,844	$750,844	0	0	0
Total	$750,844	$750,844	0	0	0

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Fiscal Years Ended December 31, 2006 And December 31, 2005.

Results of Operations, Liquidity and Capital Resources

Results of Operations

  Revenues.

Revenues, excluding government grants, increased by $6.7 million or 187% for the twelve months ended December 31, 2006, as compared to the twelve months ended December 31, 2005. The revenue increase in 2006 was due to the growing demand for our wastewater treatment product, contract machining services, and technical support services. The breakdown of the revenue growth, excluding government grants, is as follows:

	For the twelve months ended December 31
(In thousands)	2006	2005	Increase

Wastewater treatment contracts	$5,499	$3,485	$2,014
Machining service contracts	3,136	100	3,036
Technical support services	1,673	-	1,673

	$10,308	$3,585	$6,723

Cost of Revenue . The cost of revenue for the twelve months ended December 31, 2006 increased by $2.5 million to $5.3 million from $2.8 million for the twelve months ended December 31, 2005, largely due to increased sales. As a percentage of revenue excluding government grants, the cost of revenue decreased to 50% for the twelve months ended December 31, 2006 from 76% for the same period of 2005, primarily because our acquisition of heavy machine tools in 2006 allowed us to process product parts and components in-house, resulting in machine processing savings.

 Operating Expenses . Operating expenses for the twelve months ended December 31, 2006 increased to $0.8 million from $0.4 million for the same period ended December 31, 2005 as a result of higher levels of operations during the year of 2006. As a percentage of revenue, the operating expenses decreased by 3% to 7% for the twelve months ended December 31, 2006 from 10% for the same period in 2005.

Other Income and Expenses . Other income and expenses include primarily interest income and interest expense. Interest income was immaterial due to the fact we have maintained a low cash balance for most of our operations. Interest expense increased to $0.3 million for the twelve months ended December 31, 2006 from $0.09 million for the period ended December 31, 2005, due to an increased amount of the bank debt financing we undertook during 2006.

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

Cash and cash equivalents totaled $3.6 million as of December 31, 2006, as compared to $0.07 million as of December 31, 2005.

The following table presents our net cash flows for the twelve months ended December 31, 2006 and for the same period ended December 31, 2005.

	For the twelve months ended December 31
(In thousands)	2006	2005

Cash provided (used) in operating activities	$3,503	($147)
Cash provided (used) in investing activities	($4,498)	($4,299)
Cash provided (used) by financing activities	($4,468)	($3,808)

 Cash flow from operating activities .   Net cash used in operating activities was $3.5 million for the twelve months ended December 31, 2006 as compared to $0.15 million for the same period ended December 31, 2005. The positive cash flow from operating activities was chiefly attributable to a decrease in inventory and increases in production and project installations.

 Cash used in investing activities . For the twelve months ended December 31, 2006, net cash used in investing activities increased by $0.2 million to $4.5 million as compared to $4.3 million for the same period ended December 31, 2005. This increase primarily resulted from the purchase of intangible assets.

 Cash provided by financing activities Our operations historically have been financed by capital contributions and loans from RINO’s founder and by bank loans. For the twelve months ended December 31, 2006, net cash provided by financing activities increased by $0.66 million to $4.47 million as compared to $3.81 million for the same period ended December 31, 2005. This was principally the result of capital contributions from RINO’s founders and a net increase in bank loans in 2006.

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

Principles of Consolidation

Financial statements dated subsequent to October 5, 2007 will include the accounts of Jade Mountain Corporation, Innomind, its wholly owned subsidiary, Dalian Innomind, Innomind’s wholly owned subsidiary, and Dalian Rino, a Contractually Controlled Affiliate of Dalian Innomind.

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

Our desulphurization projects require in general 6 to 7 months from inception to final installation and commissioning, while our anti-oxidation systems require about 3 to 4 months from inception to installation.

The extended time period required to manufacture, deliver, and install our products entails recognizing revenue nearly always in more than one quarter and sometimes in more than one annual accounting period. This indicates to us that the percentage of completion method of revenue recognition offers financial statement users the most meaningful information on the Company’s revenues.

We estimate the percentage completion for each project based on the percentage of estimated total raw materials for the project actually applied to work in progress in any period. While our production costs also include labor, depreciation, and other manufacturing costs, we believe that using the application of raw materials to work in progress to drive our percentage completion estimates offers the most concrete factual basis for estimation of percentage completion. This is because using raw materials to drive percentage of completion estimates prevents other estimates, such as allocation of overheads and utilities, from affecting our recognition of revenues. Our estimates of percentage completion are signed off on by clients before we make progress billings, we believe this practice increases the objectivity of our estimates of percentage completion.

In addition to our specialty equipment sales, we use our heavy machining equipment to perform machining services for third parties. These engagements - numbering several hundred per year - are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement, we recognize revenues as services are performed, which is usually concurrent with delivery to the client, our contract prices are set by contract, collectibility is assured - we have little or no bad debt. Accordingly, these revenues can be recognized under SAB Topic 13.

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

  Consolidation of Contractually Controlled Affiliate

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
(d)
With respect to its presently owned patents, Dalian Rino will contemporaneously enter into a separate transfer agreement (the “Patent Transfer Contract”) with Dalian Innomind to accomplish their actual transfer to Dalian Innomind;

(e)
With respect to its presently pending patent applications, and in order to accomplish the actual transfer of, each such applied-for patent, Dalian Rino will enter into additional patent transfer contracts within ten days after the issuance of the patents; and

(f)	Dalian Rino has granted to Dalian Innomind the royalty-free, perpetual right to use the “RINO” trademark and logo.

The Company determined it has a controlling financial interest in Dalian Rino and will consolidate the results of Dalian Rino based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany accounts will be eliminated in consolidation.

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

Accounting Treatment of the Private Placement

The cash held in escrow pursuant to the Securities Purchase Agreement is accounted for as other current assets and will not be shown as cash or cash equivalents on the our balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares are released from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they are accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

Liquidated damages potentially payable by the Company under the Securities Purchase Agreement and the Registration Rights Agreement have been accounted for in accordance with FSP EITF 00-19-2. Estimated damages at the time of closing were recorded as a liability and deducted from additional paid-in capital as costs of issuance. Estimated damages determined later pursuant to the criteria for SFAS 5 will be recorded as a liability and deducted from operating income. The Company may be required to pay to the investors, as liquidated damages, an amount equal to the entire amount that the investors invested in the private placement, without interest, if any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Restructuring Agreements or the Share Exchange Agreement, and the Company cannot undo or otherwise address its materially adverse effect to the investors’ reasonable satisfaction. Such liquidated damages have the initial appearance of a redemption provision, in that there is no apparent end date to the provision and it appears to be outside the control of the Company. However, according to the legal opinion issued by the Company’s PRC counsel, the Restructuring Agreements and the organizational structure resulted thereunder are legal and enforceable under current PRC law and that changes to current law would need to be enacted in order for the PRC government or any of its entities to challenge the structure of the Company. Therefore, the Company believes that the chances of the restructuring structure being successfully challenged are remote, and therefore such liquidated damages are not recordable as a liability under SFAS 5.

The warrants issued to Douglas Capital, our placement agent, qualify as permanent equity under EITF 00-19, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risk due to our operations in the PRC. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign currency denominated revenue and expenses in the PRC. A 10% strengthening in the Chinese RMB against the U.S. dollar would have increased fiscal 2007 net income by $0.1 million.

We are exposed to market price risk by purchasing steel, electronic components and power systems, valves, machine tools, paints and welding rods, our principal raw materials in the market. We generally do not have long term agreements with our suppliers. Our results of operations can be impacted by the fluctuation of the price of our raw materials when we are unable to pass the price increase to our customers and we may lose market share even if we can sell our products are a higher price. See “Risk Factors - Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products” in Item 1A. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Raw Materials Supply” in Item 7.

We do not use derivative financial instruments. We manage the risks associated with the market price fluctuations by passing prices increases on to our customers in certain instances.

We did not have variable rate debt outstanding at December 31, 2007. To the extent we incur additional debt with variable interest rate, we will be exposed to interest rate market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, together with the independent registered public accounting firm report thereon, and supplementary data appear at pages starting from F-1of this Form 10-K.

Supplementary Data

The following selected consolidated financial data are derived from the accounts of the Company without audit as required by Item 302 of Regulation S-K.

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$9,765,096	$18,902,092	$17,648,671	$17,299,879
Gross profit	$4,886,509	$10,311,315	$7,370,192	$8,126,778
Net income	$2,280,213	$5,057,334	$4,262,802	$(1,381,544)
Basic earnings per share	$0.13	$0.28	$0.24	$(0.06)
Fully diluted earnings per share	$0.13	$0.28	$0.24	$(0.06)
Basic EPS denominator	17,899,643	17,899,643	17,899,643	24,614,111
Fully diluted EPS denominator	17,899,643	17,899,643	17,899,643	24,738,283

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,631,999	$2,525,466	$2,626,125	$3,972,555
Gross profit	$665,378	$1,423,283	$1,044,659	$2,277,881
Net income	$319,876	$931,977	$488,219	$1,412,798
Basic earnings per share	$0.02	$0.05	$0.03	$0.08
Fully diluted earnings per share	$0.02	$0.05	$0.03	$0.08
Basic EPS denominator	17,899,643	17,899,643	17,899,643	17,899,643
Fully diluted EPS denominator	17,899,643	17,899,643	17,899,643	17,899,643

The selected financial data presented above is substantially the operating results for Dalian Rino. Until October 5, 2007, all operations were undertaken by Dalian Rino. From that date forward, the results of Dalian Rino are consolidated with those of Dalian Innomind Group Limited and Jade Mountain Corporation pursuant to the Restructuring Agreements whereby Dalian Rino became a contractually controlled affiliate under EITF 97-2. Consequently, the quarterly financial data is not the same as that previously reported by Jade Mountain Corporation on Forms 10-QSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On October 5, 2007, in connection with the Company’s acquisition of RINO’s assets and business and the related change in control of the Company, our Board of Directors elected to discontinue our relationship with S.W. Hatfield, CPA as our independent accountant.

S.W. Hatfield, CPA’s audit opinions on the Jade Mountain’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of S.W. Hatfield, CPA for the fiscal years ended December 31, 2005 and December 31, 2006 indicated conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2005 and December 31, 2006 , the interim period ended June 30, 2007, and through the date of the discontinuance of S.W. Hatfield, CPA’s engagement as the Company’s independent accountant, we have had no disagreements with S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of S.W. Hatfield, CPA, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the fiscal years ended December 31, 2005 and December 31, 2006, the interim period ended June 30,2007, and through the date of the discontinuance of S.W. Hatfield’s engagement, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

New Independent Accountants

Our Board of Directors has appointed Jimmy C.H. Cheung & Co. (“Cheung”) as our new independent registered public accounting firm as of October 5, 2007. During the two most recent fiscal years and through the date of our engagement, the Company did not consult with Cheung regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)). Prior to our acquisition of RINO’s assets and business, however, RINO had been audited by Cheung, and RINO consulted with Cheung with regard to certain aspects of such acquisition.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the U.S. Securities and Exchange Commission (“SEC”), and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).

Prior to October 5, 2007, the Company was a shell company as defined under Rule 12b-2 under the Securities and Exchange Act, as amended (the “Exchange Act”), and only had nominal assets. In a share exchange, private placement and restructuring transactions that were closed on October 5, 2007, the Company acquired Innomind Group Limited (“Innomind”), and through that acquisition also acquired Innomind’s wholly-owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), as well as the assets and business of Dalian Innomind’s PRC affiliate, Dalian RINO Environment Engineering Science and Technology Co., Ltd. (“RINO”). As a result of the foregoing transactions, the Company ceased to be a shell company as defined under Rule 12b-2 under the Exchange Act. The sole business activities of Jade Mountain and Innomind are acting as direct and indirect holding companies of Dalian Innomind, which was formed to enter into the transactions with RINO through which we acquired the business and substantially all of the assets of RINO. Our management’s assessment as of December 31, 2007 also included the internal control of Innomind, Dalian Innomind and RINO.

Based on management’s assessment, management has concluded that the Company’s internal control was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of Jade Mountain as of the date of this report are as follows:

Name	Position	Age
Zou Dejun	Director and CEO	46
Qiu Jianping	Director and Chairman of the Board	39
Quan Xie	Director	46
Zhang Weiguo	Director	50
Kennith C. Johnson, CPA	Director	54
Bruce Richardson	CFO and Secretary	49

Mr. Zou Dejun has been a Director and the Chief Executive Officer of the Company since October 2007. Mr. Zou is the founder of RINO and has been a Director and its Chief Executive Officer since 2003. He has also been a Director and the Chief Executive Officer of Dalian Innomind since July 2007. Prior to founding RINO, from 1993 until 1996 Mr. Zou served as Vice President of Yingkou Special Valve Manufacturing Co., and from 1996 until 2003 he served as the chief executive officer of Dalian Yingkun Energy and Environmental Engineering, Ltd. Mr. Zou graduated from Liaoning Broadcast University, majoring in Electronic Automation.

Ms. Qiu Jianping has been the Chairman of the Board of the Company since March 2008. Ms. Qiu has been a Director and Chairman of the Board of RINO since 2003. Ms. Qiu is also a Director and Chairman of the Board of Dalian Innomind since July 2007. From 1988 to 1994, Ms. Qiu was the Director of the Finance Department of the Water & Electricity No. 5 Engineering Bureau. From 1994 through 1996 Ms. Qiu was engaged in studies at the Dalian University of Foreign Languages, and from 1996 to 2003, she served as the Chairman of the Board of Dalian Yingkun Energy and Environmental Engineering, Ltd. Ms. Qiu has won the prestigious ‘Entrepreneur of the Year’ award in the Jinzhou District of Dalian and is the holder of three patents. She currently chairs the Association of Industry and Commerce in Dalian.

Professor Quan Xie has been a Director of the Company since March 2008. Prof. Quan is the Director of the Institute for Environmental and Life Sciences of Dalian University of Technology (DUT). Prof, Quan began lecturing at DUT in 1986 and has participated in visiting scholar programs at major universities and research centers in Germany, Austria, and England. He is a Senior Fellow of the China Society of Environmental Science and has authored and co-authored over 200 papers in his career. Prof. Quan earned his doctorate in chemistry from Karl-Franzens University in Graz, Austria.

Mr. Kennith Johnson, CPA, has been a Director of the Company since March 2008. Mr. Johnson’s career in public and corporate accounting stretches back to the mid-1970’s when he worked for Arthur Andersen’s New York audit practice. Since 2005, Mr. Johnson has served as Senior Vice President - CFO of Fairfax/MFX, an insurance and financial conglomerate. From 2001 to 2005 he served as Principal - Management Consultant at Johnson & Scanlon Associates. Beginning in 2004 through the present, Mr. Johnson has served as Chairman of the Audit and Compensation Committee of Interpharm Holdings, an AMEX listed company. Mr. Johnson holds an MBA in International Corporate Finance from the Stern School of Management.

Mr. Zhang Weiguo has been a Director of the Company since March 2008. In 2001 Mr. Weiguo Zhang joined Synutra, Inc. as President to oversee its U.S. operations. In June 2005, he was appointed President and Chief Operating Officer of Synutra, to help develop the company's growth strategy and take the company public. In addition to Synutra's U.S. business operations, Mr. Weiguo Zhang is responsible for the company's financial market operations, including investor relations, corporate development, and international strategic development. Mr. Zhang holds an M.A. in American Foreign Policy and International Economics from the School of Advanced International Studies at John Hopkins University.

On October 5, 2007, in connection with the Share Exchange, Glenn A. Little tendered his resignation as (i) a director of the Company, effective 10 days after our Information Statement on Schedule 14 f-1, relating to a change in control of the Board, was first mailed to our stockholders. That Information Statement was so mailed on October 24, 2007. Mr. Little’s resignation as an executive officer of the Company was effective on October 5, 2007.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationship

There are no family relationships among our directors or executive officers except that Mr. Zou Dejun and Ms. Qiu Jianping are married to each other.

Nomination of Directors by Security Holders

We do not currently have procedures by which our security holders may recommend nominees to our Board of Directors except that in connection with the private placement that we completed on October 5, 2007, Hare & Co., an investor in the private placement, has the right to designate one member of the Company’s (or at their election, Dalian Innomind’s or RINO’s) Board of Directors. As of the date of this Report, Hare & Co. has not designated a member of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in 2007.

Code of Ethics

The Company does not permit activities that give rise to conflicts of interest by directors, executive officers or employees. In this regard, the Company adopted a Code of Ethics in March 2008, a copy of which is attached hereto as Exhibit 14.1. Our Code of Ethics applies to Directors, our Chief Executive Officer, Chief Financial Officer and all of the other employees. Our Code of Ethics include standards that are reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file or submit to the SEC and in our other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violation of the code to an appropriate person or person identified in the code, and (v) accountability for adherence to the code.

Audit Committee

Our board of directors currently acts as our audit committee. We appointed Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo as our directors on March 20, 2008, each of which directors is determined by our Board of Directors to be “independent” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15). We intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 11. Executive Compensation

The Company’s executive officers each hold the same position with RINO and Dalian Innomind. None of the Company’s executive officers receive any compensation for serving as executive officers of the Company, but are compensated by and through RINO. The following table sets forth information concerning cash and non-cash compensation paid by RINO to its Chief Executive Officer and Chairman of the Board for each of the two years ended December 31, 2006 and December 31, 2007. No executive officer of the Company, Dalian Innomind or RINO received compensation in excess of $100,000 for any of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zou Dejun, CEO	12-31-06 12-31-07	62,745 65,100	0 0	1,506,600	0 0	0 0	0 0	62,745 6,814,668

Qiu Jianping, Director, Chairman of the Board	12-31-06 12-31-07	62,745 65,100	0 0	167,400	0 0	0 0	0 0	62,745 815,052

Outstanding Equity Awards at 2007 Fiscal Year End

At the private placement closing, Zou Dejun and Qiu Jianping - who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of RINO - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain pre-tax net income targets for fiscal years 2007 and 2008.

In fiscal year 2007, we achieved an after-tax net income of $17,718,325 (excluding any expenses that we are required to recognize for releasing any escrowed shares to the founders which release was deemed stock compensation to the founders), accordingly, we are required to release 1,674,000 shares out of the 5,580,000 Make Good Escrow Shares to our founders. These shares are deemed stock based compensation to our founders.

The Company entered into an employment agreement dated September 27, 2007, with Bruce Richardson, pursuant to which Mr. Richardson has been employed by the Company as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $11,667. In addition, Mr. Richardson will be issued 250,000 options to purchase common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. The options will be issued as soon as practical after January 2, 2009. Under the agreement, Mr. Richardson is entitled to 20 days of paid vacation per year.

Employment Agreements

We have employment agreements with each of our executive officers, which are summarized below.

•
Zou Dejun. Pursuant to an employment agreement dated August 1, 2007, Zou Dejun is employed by Dalian Innomind as its Manager at a monthly salary of 40,000 RMB (approx. $5,230). The employment agreement expires on December 31, 2010. Under the agreement, Mr. Zou’s salary is subject to adjustment commensurate with Dalian Innomind’s revenues, but in no event less than the lowest standard salary prescribed by the Dalian city government. In addition, Mr. Zou is entitled to annual vacation in compliance with PRC rules pertaining to the same. The agreement is terminable by Dalian Innomind for cause, on 30 days notice.

Mr. Zou has also signed a non-competition/non-disclosure agreement with the Company.

•
Qiu Jianping. Pursuant to an employment agreement dated August 1, 2007, Qiu Jianping is employed by Dalian Innomind as its Chairman of the Board at a monthly salary of 40,000 RMB (approx. $5,230). In the PRC, this position is an executive officer position, instead of directorship. The employment agreement expires on December 31, 2010. Under the agreement, Ms. Qiu’s salary is subject to adjustment commensurate with Dalian Innomind’s revenues, but in no event less than the lowest standard salary prescribed by the Dalian city government. In addition, Ms. Qiu is entitled to annual vacation in compliance with PRC rules pertaining to the same. The agreement is terminable by Dalian Innomind for cause, on 30 days notice.

Ms. Qiu has also signed a non-competition/non-disclosure agreement with the Company.

•
Bruce Richardson. Pursuant to an employment agreement dated September 27, 2007, Bruce Richardson is employed by Jade Mountain Corporation as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $11,667. In addition, Mr. Richardson will be granted 250,000 options to purchase common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. The options will be issued as soon as practical after January 2, 2009. Under the agreement, Mr. Richardson is entitled to 20 days of paid vacation per year. The agreement is terminable on 30 days notice, and contains non-competition and non-disclosure covenants.

Mr. Richardson has also agreed to serve as the Company’s Secretary for no additional compensation.

Director Compensation

The Company’s directors did not receive compensation for their service on the Board of Directors for the fiscal years ended December 31, 2006 and 2007.

Each of our independent directors will be paid $2,000 cash retainer per quarter and $500 for each board meeting or committee meeting attended. We will also reimburse our directors for actual, reasonable and customary expenses incurred in connection with the performance of their duties as board members.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2008 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 20, 2008, we had 25,000,000 shares of common stock outstanding. In determining the percent of common stock owned by a stockholder on March 30, 2008, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 25,000,000, the number of shares outstanding on March 20, 2008, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholder has the right to acquire within 60 days following March 30, 2008.

Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o the Company, at 11 Youquan Road, Zhanqian Street, Jinzhou District, Dalian, People’s Republic of China 116100.

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Zou Dejun, Director and CEO		16,109,679(1) (2)	64.43%

Common Stock	Qiu Jianping, Director and Chairman of the Board		1,789,964(1) (2)	7.15%

Common Stock	Quan Xie, Director		0	0%

Common Stock	Kennith C. Johnson, Director		0	0%

Common Stock	Zhang Weiguo, Director		0	0%

Common Stock	Bruce Richardson, CFO and Secretary		0	0%

Common Stock	Hare & Co.c/o Blue Ridge Investments, LLC214 North Tryon Street Charlotte, N.C. 28255		1,785,714	7.03%

Common Stock	All Directors and Officers of the Company as a group (3 people	)	17,899,643	70.51%

(1) 17,899,643 shares of our common stock are owned of record by The Innomind Trust, a British Virgin Islands trust, of which Zou Dejun, the Company’s Chief Executive Officer, is the beneficiary of 16,109,679 shares (the “Zou Shares”), and Qiu Jianping, the Company’s Chairman of the Board, is the beneficiary of 1,789,964 shares (the “Qiu Shares”). Each retains voting and investment power over his/her respective shares. Mr. Zou and Ms. Qiu are married. Mr. Zou disclaims beneficial ownership of the Qiu Shares, and Ms. Qiu disclaims beneficial ownership of the Zou Shares.

(2) As a closing condition to the private placement completed on October 5, 2007, Zou Dejun and Qiu Jianping agreed to place in escrow for the benefit of the private placement investors 5,580,000 shares of common stock, some or all of which is distributable to the investors in the event the Company fails to attain specified financial performance milestones. See the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 12, 2007for additional information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Loans from Directors

Pursuant to resolutions of the Board of Directors of Dalian Innomind dated July 8, 2007, our CEO and Director Zou Dejun, his wife, Qiu Jianping, and their nephew Zhang Ze, each board members of Dalian Innomind, agreed to permit Dalian Innomind to borrow funds from directors of Dalian Innomind from time to time for working capital and general corporate purposes. Zou Dejun actually extended the loan to Dalian Innomind. Zou Dejun and Qiu Jianping, together hold 100% of RINO’s equity interest, and are the sole beneficiaries of The Innomind Trust which holds 71.60% of our total outstanding common stock. Pursuant to the board resolutions, as of September 30, 2007, the Company owed Zou Dejun an aggregate of $466,766 for advances made on an unsecured basis and free of interest payment and repayable on demand. Imputed interest expense of 7% per annum was credited to additional paid-in capital in the amount of $33,019 for the year ended December 31, 2007. There was no written loan agreement entered into by the parties regarding the foregoing. As of the date of this Registration Statement, the Company owes Zou Dejun $106,963.

Restructuring Agreements with RINO

At the present time, PRC law does not provide for a direct share exchange between a PRC entity and an offshore company. To obtain the same result as a direct share exchange, RINO (whose ownership interest is 100% owned by our CEO and director, Mr. Zou Dejun and his wife) and our indirect subsidiary, Dalian Innomind, entered into the Restructuring Agreements on October 3, 2007. Under the Restructuring Agreements, Dalian Innomind agreed to: (i) purchase and lease from RINO substantially all of RINO’s assets and properties, including, among other things, the purchase of RINO’s manufacturing equipment, patent and trademark for an aggregate of $298,173 (or RMB 2,260,343) and the lease of RINO’s manufacturing plants and land at an annual rent of $82,778 (or RMB 610,000); and (ii) fully conduct and manage RINO’s business in exchange for RINO’s payment to Dalian Innomind of a management fee equal to the Business’s monthly net profits. To the extent that any aspect of the Business needs to be conducted directly through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations. The purchase price of the RINO assets was the basis to RINO less accumulated depreciation, this principle is set by PRC law. The Entrusted Management Agreement makes Dalian Rino a contractually controlled affiliate under EITF 97-2, allowing the Company to consolidate Dalian Rino’s operations.

For a description of the Restructuring Agreements, see the section of this prospectus entitled “Business - Acquisition of Innomind and the Business of RINO, - Restructuring Agreements to Acquire RINO’s Operating Business.”

Issuance of Common Stock to Former Majority Shareholder and Sole Director and Executive Officer

On or about February 8, 2006, the Company issued Glenn Little a convertible promissory note in the amount of $100,000 in connection with the reorganization of the Company. The convertible note was subsequently converted to 10,000,000 (5,000 post-split) shares of the common stock on June 24, 2006, as a result of which Little became the Company’s majority shareholder with 64.1% of the then issued and outstanding shares of the Company. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

On August 8, 2007, the Company issued 2,950 (295,000 post-forward split) common shares to Glenn A. Little for cash of $14,750. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

On September 11, 2007, the Company issued 92,800 shares of its common stock to Glenn A. Little (the “Little Shares”) at prices that exceeded the then-current bid. At that time and immediately prior to the consummation of the Share Exchange, Mr. Little was the Company’s majority shareholder and its sole director and executive officer.

The investors in the private placement netted the number of shares of common stock purchasable therein and the aggregate purchase price for those shares against the issuance of the Little Shares, resulting in gross private placement proceeds of $24,480,319 and the issuance of 5,464,357 shares of common stock to those investors.

Employment Agreement

The Company entered into an employment agreement dated September 27, 2007, with Bruce Richardson, pursuant to which Mr. Richardson has been employed by the Company as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $11,667. In addition, Mr. Richardson will be issued 250,000 options to purchase common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. The options will be issued as soon as practical after January 2, 2009. Under the agreement, Mr. Richardson is entitled to 20 days of paid vacation per year. The agreement is terminable on 30 days notice, and contains non-competition and non-disclosure covenants.

Director Independence

Each of Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo is an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Under the terms of the Securities Purchase Agreement entered into as of September 27, 2007, with certain of the selling stockholders, we were required, prior to February 2, 2008, to increase our Board of Directors to not less than 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). Until this covenant is complied with, we are required to hold $1,000,000 in escrow. If for any reason or no reason the escrow agent does not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 65 days after the private placement closing, we are required to pay liquidated damages of $244,353 per month (or partial month) until the default is cured. We appointed each of the independent directors on March 20, 2008. Because of our delayed appointment of independent directors, we have accrued liquidated damages in the amount of $1,000,000 in this regard.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

S.W. Hatfield, CPA, independent certified public accountants, located at 9002 Green Oaks Circle, 2nd Floor, Dallas, Texas 75243-7212, served as independent public accountant and audited the financial statements of Jade Mountain for the fiscal years ended December 2006 and 2005. On October 5, 2007, in connection with the Company’s acquisition of RINO’s assets and business and the related change in control of the Company, our Board of Directors elected to discontinue our relationship with S.W. Hatfield, CPA as our independent accountant and appointed Jimmy C.H. Cheung & Co., independent public accountants located at 1607 Dominion Center, 43 Queen’s Road, East, Wanchai, Hong Kong, to be the independent public accountant of the Company.

Fees and Services of Independent Public Accountants

1. Jimmy C.H. Cheung & Co.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$70,000	$70,000
Audit Related Fees
Tax Fees
All Other Fees
Total	$70,000	$70,000

2. S.W. Hatfield, CPA

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$6,672	$3,705
Audit Related Fees
Tax Fees
All Other Fees	$2,966
Total	$9,638	$3,705

In the event that we should require substantial non-audit services, the Board of Directors would approve such services and the fees therefore.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation. (1)

3.2	Bylaws. (1)

4.1	Common Stock Specimen (4)

4.2	Form of Warrant (2)

5.1	Legal Opinion of Guzov Ofsink, LLC re legality of the common stock being registered (5)

10.1	Share Exchange Agreement dated October 5, 2007 by and among the Company, Zhang Ze and Innomind Group Limited (2)

10.2	Translation of Purchase Agreement, dated as of October 3, 2007, by and among Dalian Rino Engineering Science and Technology Co., Ltd., and Dalian Innomind Environment Engineering Co., Ltd. (2)

10.3.1
Translation of Entrusted Management Agreement, dated as of October 3, 2007, by and among Dalian Innomund Environment Engineering Co., Ltd., Dalian Rino Engineering Science and Technology Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.4	Translation of Patent Transfer Contract, dated as of October 3, 2007, by and among Dalian Rino Engineering Science and Technology Co., Ltd., and Dalian Innomind Environment Engineering Co., Ltd. (2)

10.5	Translation of Shareholders’ Voting Proxy Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.6	Translation of Exclusive Option Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.7	Translation of Pledge of Equity Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.8	Securities Purchase Agreement, dated as of September 27, 2007 by and among the Company and the named investors (2)

10.9	Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and Zou Dejun and Qiu Jianping (4)

10.9.1	Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and The Innomind Trust (4)

10.9.2	Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and Bruce Richardson (4)

10.10	Registration Rights Agreement, dated as of September 27, 2007, by and among Jade Mountain Corporation and the investors signatory - thereto (4)

10.11	Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between RINO and Douglas Financial (5)

10.12	Side Letter Agreement dated July 27, 2007 by and between Douglas Financial LLC and Dalian RINO Environmental Engineering Science and Technology Co., Ltd. (5)

10.13	Employment Agreement dated September 27, 2007, by and between Jade Mountain Corporation and Bruce Richardson (5)

14.1	Code of Ethics

21.1	List of subsidiaries (4)

23.2	Consent of accountant (Jimmy C.H. Cheung & Co.) for use of its report

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form 10-SB filed with the SEC on April 5, 2007.

(2)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Current Report filed by the Company on October 12, 2007.

(3)	Incorporated herein by reference to the Current Report on Form 8-K/A filed by the Company on October 19, 2007.

(4)	Incorporated herein by reference to the Current Report on Form SB-2 filed by the Company on November 19, 2007.

(5)	Incorporated herein by reference to the Registration Statement on Form S-1/A filed with the SEC on March 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2008 on its behalf by the undersigned, thereunto duly authorized.

JADE MOUNTAIN CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Chief Executive Officer and Director	March 31, 2008
Zou Dejun	(Principal Executive Officer)

/s/ Bruce Richardson	Chief Financial Officer and Secretary	March 31, 2008
Bruce Richardson	(Principal Financial Officer)

/s/ Qiu Jianping	Chairman of the Board	March 31, 2008
Qiu Jianping

/s/ Zhang Weiguo	Director	March 31, 2008
Zhang Weiguo

/s/ Quan Xie	Director	March 31, 2008
Quan Xie

/s/ Kennith Johnson	Director	March 31, 2008
Kennith Johnson

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES

Jimmy C.H. Cheung & Co	Registered with the Public Company
Certified Public Accountants	Accounting Oversight Board
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Jade Mountain Corporation

We have audited the accompanying consolidated balance sheets of Jade Mountain Corporation and subsidiaries, as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jade Mountain Corporation, as of December 31, 2007,and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date: January 23, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067
Email: jimmycheung@jimmycheungco.com
Website: http://www.jimmycheungco.com

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,390,631	$3,604,350
Restricted cash	1,000,000	-
Accounts receivable, net of allowances	21,043,006	5,622,219
Contracts in progress	2,818,122	-
Inventories, net	178,480	111,321
Deposits with suppliers	15,843,545	801,246
Other current assets and prepaid expenses	1,174,464	171,772
Total Current Assets	49,448,248	10,310,908

PROPERTY AND EQUIPMENT, NET	11,000,581	10,460,727

OTHER ASSETS
Prepaid expenses (non-current)	95,706	-
Intangible assets, net	639,176	268,628
Land use rights, net	979,414	528,084
TOTAL ASSETS	$62,163,125	21,568,347

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,534,858	$3,858,078
Liquidated damages payable	1,000,000	-
Other payables and accrued liabilities	802,245	885,674
Notes payable	-	4,221,298
Due to a stockholder	106,963	451,921
Business tax and other taxes payable	581,444	195,438
Income tax payable	5,970,794	540,531
Value added tax payable	2,989,365	12,500
Total Current Liabilities	13,985,669	10,165,440

LONG-TERM LIABILITIES
Notes payable - long term	-	3,453,790
Deferred tax liabilities	-	655,705
TOTAL LIABILITIES	13,985,669	14,274,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2007 and 2006)	-	-
Common stock ($0.0001 par value, 10,000,000,000 shares authorized, 2007: 25,000,000 shares issued and outstanding, 2006: 17,899,643 shares issued and outstanding)	2,500	1,790
Additional paid-in capital	32,701,982	3,827,447
Retained earnings
Unappropriated	11,376,163	2,940,341
Appropriated	2,109,539	326,556
Accumulated other comprehensive gain	1,987,272	197,278
Total Stockholders' Equity	48,177,456	7,293,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,163,125	$21,568,347

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2007	2006	2005

NET SALES

Contracts	$53,935,016	$8,635,094	$3,585,299
Services	9,452,292	1,672,536	-
Government grant	228,430	448,515	52,418
	63,615,738	10,756,145	3,637,717
COST OF SALES
Cost of contracts	(30,984,925)	(4,874,851)	(2,626,882)
Cost of services	(1,364,752)	(190,213)	-
Depreciation	(571,267)	(279,880)	(146,944)
	(32,920,944)	(5,344,944)	(2,773,826)

GROSS PROFIT	30,694,794	5,411,201	863,891

OPERATING EXPENSES
Selling, general and administrative expenses	14,733,445	690,877	278,048
Depreciation	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Total Operating Expenses	14,875,436	789,749	376,635

INCOME FROM OPERATIONS	15,819,358	4,621,452	487,256

OTHER INCOME (EXPENSES)
Other income	12,926	19,639	622
Interest income	32,065	855	8,315
Imputed interest	(33,019)	(26,482)	(22,744)
Interest expenses	(531,334)	(297,303)	(85,457)
Other expenses	(56,417)	(13,991)	(31,603)
Total Other Expenses	(575,779)	(317,282)	(130,867)

INCOME FROM OPERATIONS BEFORE TAXES	15,243,579	4,304,170	356,389

INCOME TAX EXPENSE	(5,024,774)	(1,151,300)	(85,390)

NET INCOME	10,218,805	3,152,870	270,999

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,789,994	174,303	22,975

COMPREHENSIVE INCOME	$12,008,799	$3,327,173	$293,974

Net income per share-basic	$0.52	$0.18	$0.02
Weighted average number of shares -basis	19,611,510	17,899,643	17,899,643
Net income per share-diluted	$0.52	$0.18	$0.02
Weighted average number of shares -diluted	19,694,481	17,899,643	17,899,643

The accompanying notes are an integral part of these consolidated financial statements

			Additional	Unappropriated	Appropriated	Accumulated other
	Common Stock		paid-in	retained	retained	comprehensive		Comprehensive
	Shares	Amount	capital	earnings	earnings	gain	Total	Income

Balance at December 31, 2004	17,899,643	$1,790	$846,577	$(156,972)	$-	$-	$691,395

Contribution by stockholders	-	-	2,274,135	-	-	-	2,274,135
Imputed interest on advances from a stockholder	-	-	22,744	-	-	-	22,744
Net income for the year	-	-	-	270,999	-	-	270,999
Transfer to statutory surplus reserve	-	-	-	(11,243)	11,243	-	-
Foreign currency translation gain	-	-	-	-	-	22,975	22,975
Comprehensive income	-	-	-	-	-		-	$293,974
Balance at December 31, 2005	17,899,643	1,790	3,143,456	102,784	11,243	22,975	3,282,248

Contribution by stockholders	-	-	657,509	-	-	-	657,509
Imputed interest on advances from a stockholder	-	-	26,482	-	-	-	26,482
Net income for the year	-	-	-	3,152,870	-	-	3,152,870
Transfer to statutory surplus reserve	-	-	-	(315,313)	315,313	-	-
Foreign currency translation gain	-	-	-	-	-	174,303	174,303
Comprehensive income	-	-	-	-	-	-	-	3,327,173
Balance at December 31, 2006	17,899,643	1,790	3,827,447	2,940,341	326,556	197,278	7,293,412

Recapitalization	491,000	49	(49)	-	-	-	-
Shares issued for placement	5,464,357	546	22,253,176	-	-	-	22,253,722
Shares issued for services	1,125,000	113	(113)	-	-	-	-
Stock compensation expenses-shares issued	20,000	2	48,998	-	-	-	49,000
Stock compensation expenses-options issued			38,204				38,204
Stock compensation expenses-escrow shares			7,499,520				7,499,520
Provision for liquidated damages	-	-	(1,000,000)	-	-	-	(1,000,000)
Contribution by stockholders	-	-	1,780	-	-	-	1,780
Imputed interest on advances from a stockholder	-	-	33,019	-	-	-	33,019
Net income for the year	-	-	-	10,218,805	-	-	10,218,805
Transfer to statutory surplus reserve	-	-	-	(1,782,983)	1,782,983	-	-
Foreign currency translation gain	-	-	-	-	-	1,789,994	1,789,994
Comprehensive income	-	-	-	-	-	-	-	$12,008,799
Balance at December 31, 2007	25,000,000	$2,500	$32,701,982	$11,376,163	$2,109,539	$1,987,272	$48,177,456

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,218,805	$3,152,870	$270,999
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation - cost of sales	571,267	279,880	146,944
Depreciation-operating expenses	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Stock compensation expenses-shares issued	49,000	-	-
Stock compensation expenses-options issued	38,204	-	-
Stock compensation expenses-shares placed in Escrow	7,499,520	-	-
Imputed interest on advances from a stockholder	33,019	26,482	22,744
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(14,435,613)	(5,011,716)	2,287,423
Contracts in progress	(2,705,985)	739,686	(498,034)
Inventories	(57,130)	796,329	(843,331)
Deposits with suppliers	(14,390,791)	1,441,549	(795,539)
Other current assets and prepaid expenses	(951,441)	(66,090)	114,849
Value added tax recoverable	-	464,353	(451,821)
Prepaid expenses ( non-current)	(91,898)	-	-
Increase (decrease) in:
Accounts payable	(1,525,537)	2,542,849	(1,149,324)
Liquidated damages payable	1,000,000	-	-
Other payables and accrued liabilities	(138,641)	(2,250,644)	611,674
Business tax payable	357,730	191,413	-
Income tax payable	5,178,462	508,199	(1,218)
Value added tax payable	2,857,585	12,243	(25,220)
Deferred tax liabilities	(672,947)	575,642	64,762
Net cash (used in) provided by operating activities	(7,024,400)	3,501,917	(146,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(831,886)	(4,235,354)	(4,298,778)
Purchase of intangible assets	(380,717)	(263,096)	-
Purchase of land use rights	(410,125)	-	-
Net cash used in investing activities	(1,622,728)	(4,498,450)	(4,298,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	(982,220)	657,509	2,274,135
Net proceeds from stock issuance in private placement	22,237,722	-	-
Restricted cash in escrow	(1,000,000)	-	-
Due to a stockholder	(361,098)	53,065	(2,122,999)
Bank loans borrowed	-	7,517,017	3,657,070
Bank loans repaid	(7,876,910)	(3,758,508)	-
Net cash provided by financing activities	12,017,494	4,469,083	3,808,206

EFFECT OF EXCHANGE RATES ON CASH	415,915	61,474	(27,441)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,786,281	3,534,024	(664,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,604,350	70,326	734,844

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,390,631	$3,604,350	$70,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$531,334	$297,303	$85,457
Cash paid for income tax	$519,258	$67,459	$21,844

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Jade Mountain Corporation (“JMC”) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. On December 27, 2006, the shareholders of JMC approved a proposal to re-domicile JMC from the State of Minnesota to the State of Nevada. JMC effected the re-domicile through a merger with a new Nevada corporation which was formed by JMC on September 12, 2006 solely and specifically for the purpose of effecting the re-domicile of JMC. At this time, JMC changed its name to Jade Mountain Corporation. During the first six months ended June 30, 2007, JMC ceased all business operations and disposed of all its assets, liabilities and operating activities. JMC has had no operations or significant assets since the year ended December 31, 2006.

Innomind Group Limited (“Innomind”) was incorporated in the British Virgin Islands (“BVI”) on November 17, 2006 as an investment holding company. Through its wholly owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on July 9, 2007, Dalian Innomind’s principal activities are the design, development, manufacturing and installation of industrial equipment used mainly for environmental protection purposes in the PRC. In accordance with the business permit, Dalian Innomind’s right of operation expires on July 8, 2022 and is renewable on expiry.

Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) was incorporated in the PRC on March 5, 2003 as a limited liability company. The business activities of Dalian Rino are the same with those of Dalian Innomind. In accordance with the business permit, Dalian Rino’s right of operation expires on March 4, 2021 and is renewable.

On October 5, 2007, JMC consummated a Share Exchange Agreement (“the Agreement”) with the shareholders of Innomind pursuant to which JMC issued 17,899,643 shares of Common Stock, par value $0.0001 per share to the stockholders of Innomind for 100% equity interest in Innomind.

The merger of JMC and Innomind is being treated for accounting purposes as a capital transaction and recapitalization by Innomind (“the accounting acquirer”) and re-organization by JMC (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively.

Accordingly, these financial statements include the following:

(1)	The balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the transaction.

On October 3, 2007, Dalian Innomind entered into a series of agreements (collectively known as the Restructuring Agreements) with Dalian Rino and the shareholders of Dalian Rino in which Dalian Innomind assumed the management of the business activities of Dalian Rino, making Dalian Rino a contractually controlled affiliate under Emerging Issues Task Force (“EITF”) 97-2. As both companies were under common control after the consummation of the Restructuring Agreements on October 5, 2007, this was accounted for as a reorganization of entities under common control and consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

JMC, Innomind, Dalian Innomind and Dalian Rino are hereinafter referred to as (“the Company”).

(B)	Principles of consolidation

The accompanying consolidated financial statements include the financial statements of JMC and its wholly owned subsidiaries, Innomind, Dalian Innomind and its contractually controlled affiliate, Dalian Rino. All significant inter-company transactions and balances have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

The cash held in escrow pursuant to the Board Escrow Holdback as described in note 13 is accounted for as restricted cash and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

(F)	Contracts in progress

Contracts in progress are stated at the lower of cost or market value and include the costs and earnings in excess of billings, pursuant to the percentage of completion method of accounting for long-term fixed price contracts. The inventoried costs include production costs and related overhead, including an applicable portion of general and administrative expenses.

(G)	Inventories

Raw materials are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

(H)	Property and equipment

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

(I)	Long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

(J)	Fair value of financial instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of accounts receivable, other receivables and prepaid expenses, accounts payable, other payables and accrued liabilities and due to a stockholder approximate their fair values because of the short-term nature of the instruments. The fair value of long term notes payable approximates their carrying value as the interest rates does not significantly differ from market.

(K)	Intangible assets

Under the SFAS No. 142, “Goodwill and Other Intangible Assets”, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

(L)	Revenue recognition

Contracts

The Company enters into long-term fixed price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

In addition to our specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements - numbering several hundred per year - are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement. Revenue is recognized when service is performed, which is usually concurrent with delivery to the customer, the price is set by contract, collectibility is reasonably assured . Accordingly, these revenues are recognized under Staff Accounting Bulletin No. 104.

Services

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

Government grant

The local government of Dalian City also approved grants to the Company to encourage the high technology industry. The grants are recognized as revenue on receipt from the local government.

(M)	Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

(N)	Foreign currency transactions

JMC and Innomind maintain their accounting records in their functional currencies of United States Dollars (“US$”) and Hong Kong Dollars (“HK$”) respectively, whereas Dalian Innomind and Dalian Rino maintain their accounting records in their functional currency of Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

(O)	Foreign currency translation

The financial statements of Innomind, Dalian Innomind and Dalian Rino (whose functional currencies are HK$, RMB and RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the year. All exchange translation differences are recorded as a component of accumulated other comprehensive income within equity. The translation gain recorded for the years ended December 31, 2007, 2006 and 2005 was $1,789,994, $174,303 and $22,975 respectively.

(P)	Comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income gain (loss) in the statements of operations and stockholders’ equity. Other comprehensive income for the years ended December 31, 2007, 2006 and 2005 was $1,789,994, $174,303 and $22,975 respectively.

(Q)	Earnings per share

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(R)	Segments

The Company designs and manufactures pollution control equipment and other equipment designed to reduce the resource intensity of steel production, effectively serving one segment. Accordingly, segment disclosure is not presented. Additional details on the composition of revenues are presented in Note 17, Concentrations and Risks below.

(S)	Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

(T)	Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of adopting SFAS No. 141R will have an impact on its accounting for business combination once adopted, but the effect is dependent upon acquisition at that time.

2.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Accounts receivable	$21,043,006	$5,622,219
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$21,043,006	$5,622,219

As of December 31, 2007, 2006 and 2005, the Company considered all accounts receivable collectible and has not recorded a provision for doubtful accounts.

3.	INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Raw materials	$178,480	$111,321
Less: provision for obsolescence	-	-
	$178,480	$111,321

For the years ended December 31, 2007, 2006 and 2005, no provision for obsolete inventories was recorded by the Company.

4.	DEPOSITS WITH SUPPLIERS

Deposits with suppliers of $15,843,545 represents both prepayments for raw materials and parts, as well as down payments for manufacturing equipment related to the Company’s expansion of plant, property and equipment.

5.	OTHER CURRENTS ASSETS AND PREPAID EXPENSES

Other current assets and prepaid expenses at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Other receivables	$177,612	$19,799
Advances to staff	243,541	25,334
Short-term advance to a supplier	205,083	-
Prepaid expenses	548,228	126,639
	$1,174,464	$171,772

6.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:

	2007	2006

Buildings	$3,612,413	$3,290,591
Plant and machinery	7,430,865	6,898,832
Motor vehicles	986,274	606,877
Furniture and office equipment	352,840	254,269
Construction in progress	6,307	66,837
	12,388,699	11,117,406
Less: accumulated depreciation	1,388,118	656,679
Property and equipment, net	$11,000,581	$10,460,727

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $658,937, $367,630 and $234,710 respectively.

7.	INTANGIBLE ASSETS

In 2006, the Company acquired from a third party an exclusive license under patent rights for $268,628 for a de-oxidation paint formula and production techniques for a period of three years subject to further renewal. In April 2007, the Company re-negotiated with the third party to extend the license to fifteen years for an additional cost of $259,772.

In May 2007, the Company acquired from a third party a patent right for $136,772 for a desulphurization technology for a period of ten years.

The following is a summary of intangible assets at December 31:

	2007	2006

Patents	$683,611	$268,628
Less: accumulated amortization	44,435	-
	$639,176	$268,628

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $42,667, $0 and $0, respectively.

8.	LAND USE RIGHTS

The following is a summary of land use rights at December 31:

	2007	2006

Cost	$1,033,970	$567,772
Less: accumulated amortization	54,556	39,688
	$979,414	$528,084

The land use rights are amortized over fifty years from the term of the respective leases. The amortization expense for the years ended December 31, 2007, 2006 and 2005 was $11,654, $11,122 and $10,821, respectively.

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Other payables	$536,707	$279,273
Deposits from customers	116,214	4,973
Short-term advances from third parties	-	454,109
Accrued liabilities	149,324	147,319
	$802,245	$885,674

10.	LIQUIDATED DAMAGES PAYABLE

	2007	2006

Provision for liquidated damage with regard to	$500,000	$-
registration rights agreement
Provision for payment of liquidated damage with regard to independent board members	500,000	-
	$1,000,000	$-

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on September 27, 2007, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 5,580,428 shares of Common Stock offered by selling stockholders to be declared effective by the SEC on or before March 3, 2008. After March 3, 2008 and for each 30-calender day period thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,803, subject to a cap of 10% of total funds raised, or total liquidated damages of $2,448,032.

The Company accrued $500,000 as liquidated damages payable and recorded as a deduction from additional paid-in capital in accordance with the provisions of EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 to May 3, 2008 on or before which the Company anticipates the registration statement will be declared effective.

Pursuant to the Securities Purchase Agreement, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. The Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”) and will only be released by the escrow agent on receiving requisite written notice from the investor representatives when this covenant is complied with. Failing to comply with this requirement, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,803, subject to a cap of 10% of total funds raised, or total liquidating damages of $2,448,032.

The Company accrued $500,000 as liquidated damages payable and recorded as a deduction from additional paid-in capital in accordance with the provisions of EITF 00-19-2. This amount accrued is based on the penalties due between February 1, 2008 to April 8, 2008 on or before which the Company anticipates the Board of Directors will consist of a minimum of 5 members with a majority of which are independent directors.

11.	NOTES PAYABLE

Balances at December 31, 2007 and 2006 consist of the following:

	2007	2006

Note payable to a bank, interest rate of 6.732% per annum, collateralized by plant and machinery of the Company and guaranteed by a third party, due December 2007	-	537,256

Note payable to a bank, interest rate of 6.732% per annum, collateralized by plant and machinery of the Company and guaranteed by a third party, due November 2007	-	3,556,124

Note payable to a bank, interest rate of 7.128% per annum, collateralized by buildings of the Company and guaranteed by stockholders of the Company and a third party, due December 2007	-	127,918

Note payable to a bank, interest rate of 7.128% per annum, collateralized by buildings of the Company and guaranteed by stockholders of the Company and a third party, due December 2008	-	255,836

Note payable to a bank, interest rate of 7.128% per annum, collateralized by buildings of the Company and guaranteed by stockholders of the Company and a third party, due December 2009	-	639,592

Note payable to a bank, interest rate of 7.128% per annum, collateralized by buildings of the Company and guaranteed by stockholders of the Company and a third party, due December 2010	-	1,279,181

Note payable to a bank, interest rate of 7.128% per annum, collateralized by buildings of the Company and guaranteed by stockholders of the Company and a third party, due December 2011	-	1,279,181
-		7,675,088
Less: current maturities	-	4,221,298
	$-	$3,453,790

Interest expense paid in 2007, 2006 and 2005 was $531,334, $297,303 and $85,457, respectively.

12.	INCOME TAX

a.	The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

JMC was incorporated in the United States and has incurred net operating loss for income tax purpose for 2007, 2006 and 2005. JMC had loss carry forwards of approximately $86,200 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2007 was $86,200. The net change in the valuation allowance was an increase of $86,200.

Innomind was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax. Dalian Innomind and Dalian Rino were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33% and no tax benefit is expected from the tax credits in the future. Dalian Innomind is a wholly owned foreign enterprise, is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years, no provision for income tax was made by Dalian Innomind.

Income tax expense for 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005

Current	$5,024,774	$575,658	$85,390
Deferred	-	575,642	-
	$5,024,774	$1,151,300	$85,390

b.
Deferred income tax liabilities for 2006 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

Deferred income tax liabilities mainly result from temporary differences for revenues earned but not yet taxable under the PRC tax regulations. All the deferred tax liabilities are classified as long-term liabilities as the Company will not be demanded for payment within the next twelve months.

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

JMC
Income tax computed at the federal statutory rate	34%	34%	34%
State income taxes, net of federal tax benefit	5%	5%	5%
Valuation allowance	-39%	-39%	-39%

Dalian Innomind
China income taxes	33%	-	-
China income taxes exemption	-33%	-	-
	-	-	-

Dalian Rino
China income taxes	33%	33%	33%

13.	RELATED PARTY TRANSACTIONS

The Company owed $106,963 and $451,921 to a stockholder as of December 31, 2007 and 2006 respectively for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged per annum on the amount due at 7%, 6% and 6% for the years ended December 31, 2007, 2006 and 2005 respectively. Total imputed interest recorded as additional paid-in capital amounted to $33,019, $26,482 and $22,744 for the years ended December 31, 2007, 2006 and 2005, respectively.

14.	EARNINGS PER SHARE

The following is information of net income per share at December 31, 2007:

	2007	2006	2005

Net income for basic and diluted earnings per share	$17,718,325	$3,152,870	$270,999

Weighted average shares used in basic computation	19,611,510	17,899,643	17,899,643

Effect of dilutive securities:
Warrants	47,632	-	-
Option	35,339	-	-
Weighted average shares used in diluted computation	19,694,481	17,899,643	17,899,643

Earnings per share:
Basic	0.90	0.18	0.02
Diluted	0.90	0.18	0.02

382,500 warrants granted on October 12, 2007 at an exercise price of $5.376 were included in the diluted earnings per share calculation due to their dilutive effect.

250,000 options granted on October 1, 2007 at an excise price from $5.38 was included in the diluted earnings per share calculation due to their dilutive effect.

15.	STOCKHOLDERS’ EQUITY

(A)	Appropriated retained earnings

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective company’s registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2007, 2006 and 2005, the Company appropriated $1,782,983, $315,313 and $11,243 respectively to the reserve funds based on its net income in accordance with the laws and regulations of the PRC.

(B)	Common Stock and Warrants

(1)	Issuance of Common Stock in Private Placement

In accordance with the Securities Purchase Agreement, the Company received $24,480,319 (or $21,253,722 net proceeds after deducting the offering expenses) from a group of accredited investors (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act) for an issue of 5,464,357 shares of restricted common stock at $4.48 by a private placement. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 in connection with the issuance of these shares.

In connection with the private placement, 250,000 shares of common stock were issued to a consultant for advisory services. This expense is recorded as additional paid-in capital in the accompanying financial statements. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 in connection with the issuance of these shares.

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 between the Company and the placement agent, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders.

This expense is recorded as additional paid-in capital in the accompanying financial statements. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of common stock and warrants to the placement agent.

The warrants issued to the placement agent, qualify as permanent equity under EITF 00-19, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

(2)	Issuance of Common Stock to former Chief Financial Officer of Dalian Rino

At the Closing of the Share Exchange Agreement and the private placement, the Company issued 20,000 shares of common stock to the former Chief Financial Officer of Dalian Rino, in full satisfaction of Dalain Rino’s obligations to the former Chief Financial Officer under a Compensation Agreement dated July 30, 2007. The shares were valued at the market price on the date of issuance, yielding an aggregate fair value of $49,000. This expense is recorded as stock compensation expenses in the accompanying financial statements. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 in connection with the issuance of these shares.

16.	STOCK-BASED COMPENSATION

(A)	Stock-based compensation-option

On September 27, 2007, the Company granted to the current Chief Financial Officer and Secretary, a non-qualified stock option to purchase 250,000 shares of its Common Stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 2, 2009. The options will be granted as soon as practical after January 2, 2009.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
2 yrs	50%	0%	4.05%	$1.8338

-	Volatility: One year historical volatility of our stock is 82.04%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 4.05% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

Stock compensation expense is recognized based on awards expected to vest. There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 250,000 options issued during the year of 2007 had fair value of approximately $458,448. The Company recognized $38,204 of compensation expenses in general and administrative expenses for the year ended December 31, 2007.

As of December 31, 2007, the total compensation cost related to stock options not yet recognized was $420,244 and will be recognized over the life of 3 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2005	-	-	-
Granted
Forfeited
Exercised
Balance, December 31, 2006	-	-	-
Granted	250,000	$5.38	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	250,000	$5.38	$1,717,500

The following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$5.38	250,000	2.75 years	5.38	0

(B)	Escrowed share arrangement

In accordance with the Securities Purchase Agreement, the two founders of Dalian Rino who collectively control 71.6% of the Company’s outstanding common stock, delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligations under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain pre-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. In the event the Company does not achieve the 2007 net income target, the Company obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis, and if the Company fails to achieve the 2008 net income target, we must transfer to the investors a further 3,906,000 shares to the investors. Of the 17,899,643 shares of common stock issued in the Share Exchange, 5,580,000 have been deposited by the founders of Dalian Rino into escrow to secure these obligations. The two founders are the Chairman of the Board and Chief Executive Officer of the Company.

Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements. The key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award.

As the performance threshold was satisfied for fiscal 2007, 1,674,000 escrowed shares will be released to the employee stockholders in 2008, the remaining 3,906,000 shares will be released in fiscal 2009 if the performance threshold for fiscal 2008 is also satisfied.

The grant date of the escrowed share agreement is October 5, 2007 and the grant date fair value is $4.48 per share. Since the 2007 net income target was met, the Company recognized $7,499,520 of compensation expense in selling, general and administrative expenses for the year ended December 31, 2007. The potential compensation expense in 2008 is $17,498,880.

17.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $150, $9,746 and $14,043 for the years ended December 31, 2007, 2006 and 2005, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Capital commitments

As of December 31, 2007 and 2006, the Company had firm purchase commitments for capital projects in progress of $750,844 and $702,494 respectively.

18.	CONCENTRATIONS AND RISKS

During 2007 and 2006, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

The Company relied on a small number of customers in China. Five major customers accounted for 83% of the sales for the year ended December 31, 2007 and four customers accounted for 95% of the Company’s total sales for the year ended December 31, 2006. At December 31, 2007 and 2006, accounts receivable from those customers totaled $13,415,689 and $3,500,807 respectively.

19.	ESCROW ACCOUNTS

In accordance with the Securities Purchase Agreement, the founders of Dalian Rino who collectively control 71.6% of the Company’s outstanding common stock, delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligations under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain pre-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. In the event the Company does not achieve the 2007 net income target, the Company obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis, and if the Company fails to achieve the 2008 net income target, we must transfer to the investors a further 3,906,000 shares to the investors. Of the 17,899,643 shares of common stock issued in the Share Exchange, 5,580,000 have been deposited by the founders of Dalian Rino into escrow to secure these obligations.

No later than February 2, 2008, the Company’s Board of Directors were to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). This covenant has not yet been complied with. Until this covenant is complied with, we are required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent does not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 65 days after the private placement closing, we are required to pay liquidated damages of $244,803 per month (or partial month) until the default is cured. No liquidated damages have yet been paid.

The cash held in escrow pursuant to the Board Escrow Holdback as described above will be accounted for as restricted cash and will not be shown as cash or cash equivalents on the our balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares are held in escrow as Make Good Escrow Shares.

