Form 10-K/A
period 2007-12-31
Jade Mountain CORP
filed 2008-04-01
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Jade Mountain Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2007

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K is being filed to correct our prior filing which was an incomplete proof mistakenly filed with the SEC by our EDGAR filing service.  The within filing is the complete and correct proof.

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

As of December 31, 2007, we reserved liquidated damages in the amount of $500,000 under the Registration Rights Agreement, for which no payment has been made.

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

Operating Expense.

Operating expenses for the twelve months ended December 31, 2007 increased to $14.9 million from $0.8 million for the same period ended December 31, 2007. The large increase was substantially attributable to a 2,033% increase in selling, general and administrative expenses to 14.7 million for the twelve months ended December 31, 2007 from $690,877 for the twelve months ended December 31, 2006. The increase in our selling, general and administrative expenses was primarily due to the $7,499,520 stock compensation expense that we recognized because we are required to release 1,674,000 make good shares from the make good escrow account to our founders. In fiscal year 2007, we achieved an after-tax net income of $17,718,325 (excluding any expenses that we are required to recognize for releasing any escrowed shares to the founders which release was deemed stock compensation to the founders), accordingly, we are required to release 1,674,000 shares to the founders pursuant to the Securities Purchase Agreement and we booked $7,499,520 as compensation expenses which reduced our after-tax net income for fiscal year 2007 to $10,218,805. The increase in our selling, general and administrative expenses was also a result of higher levels of operations in 2007 and on increased sales and travel expenses.

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

The following tables present our net cash flows for the twelve months ended December 31, 2007 and for the same period ended December 31, 2006.

	For the twelve month ended December 31
	2007	2006
(In thousands)
Cash (used in) provided by operating activities	$(7,024)	3,502
Cash used in investing activities	(1,623)	$(4,498)
Cash provided by financing activities	$12,017	$4,469

Cash flow from operating activities.

Net cash used by operating activities was $8.02 million for the twelve months ended December 31, 2007 as compared to net cash of $3.5 million generated in the same period ended December 31, 2006. The negative cash flow from operating activities was chiefly attributable to an increased inventories and receivables as we expanded our equipment sales; our credit policies and contract terms remained unchanged, see Accounts Receivables, below.

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

Cash provided by financing activities.

Our operations historically have been financed by capital contributions and loans from RINO’s founder and by bank loans. For the twelve months ended December 31, 2007, net cash provided by financing activities increased by $8.5 million to $13.02 million as compared to $4.47 million for the same period ended December 31, 2006. This was principally the result of the private placement in October 2007, partially offset by reductions in capital contributions from RINO’s founders and a net decrease in bank loans in 2007.

Contractual Obligations

As of December 31, 2007, we did not have any long-term debt, capital lease, operating lease or other long-term liabilities reflected on our balance sheet under GAAP except the following:

As of December 31, 2007, the Company had firm purchase commitments for capital projects in progress of $750,844.

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

Cash and cash equivalents totaled $3.6 million as of December 31, 2006, as compared to $0.07 million as of December 31, 2005.

The following table presents our net cash flows for the twelve months ended December 31, 2006 and for the same period ended December 31, 2005.

	For the twelve months ended December 31
(In thousands)	2006	2005

Cash (used in) provided by operating activities	$3,503	($147)
Cash (used in) provided by investing activities	($4,498)	($4,299)
Cash (used in) provided by financing activities	($4,468)	($3,808)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 1, 2008 on its behalf by the undersigned, thereunto duly authorized.

JADE MOUNTAIN CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Chief Executive Officer and Director	April 1, 2008
Zou Dejun	(Principal Executive Officer)

/s/ Bruce Richardson	Chief Financial Officer and Secretary	April 1, 2008
Bruce Richardson	(Principal Financial Officer)

/s/ Qiu Jianping	Chairman of the Board	April 1, 2008
Qiu Jianping

/s/ Zhang Weiguo	Director	April 1, 2008
Zhang Weiguo

/s/ Quan Xie	Director	April 1, 2008
Quan Xie

/s/ Kennith Johnson	Director	April 1, 2008
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jade Mountain Corporation, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2007	2006	2005

NET SALES

Contracts	$53,935,016	$8,635,094	$3,585,299
Services	9,452,292	1,672,536	-
Government grant	228,430	448,515	52,418
	63,615,738	10,756,145	3,637,717
COST OF SALES
Cost of contracts	(30,984,925)	(4,874,851)	(2,626,882)
Cost of services	(1,364,752)	(190,213)	-
Depreciation	(571,267)	(279,880)	(146,944)
	(32,920,944)	(5,344,944)	(2,773,826)

GROSS PROFIT	30,694,794	5,411,201	863,891

OPERATING EXPENSES
Selling, general and administrative expenses	14,733,445	690,877	278,048
Depreciation	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Total Operating Expenses	14,875,436	789,749	376,635

INCOME FROM OPERATIONS	15,819,358	4,621,452	487,256

OTHER INCOME (EXPENSES)
Other income	12,926	19,639	622
Interest income	32,065	855	8,315
Imputed interest	(33,019)	(26,482)	(22,744)
Interest expenses	(531,334)	(297,303)	(85,457)
Other expenses	(56,417)	(13,991)	(31,603)
Total Other Expenses	(575,779)	(317,282)	(130,867)

INCOME FROM OPERATIONS BEFORE TAXES	15,243,579	4,304,170	356,389

INCOME TAX EXPENSE	(5,024,774)	(1,151,300)	(85,390)

NET INCOME	10,218,805	3,152,870	270,999

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,789,994	174,303	22,975

COMPREHENSIVE INCOME	$12,008,799	$3,327,173	$293,974

Net income per share-basic	$0.52	$0.18	$0.02
Weighted average number of shares -basic	19,611,510	17,899,643	17,899,643
Net income per share-diluted	$0.52	$0.18	$0.02
Weighted average number of shares -diluted	19,694,481	17,899,643	17,899,643

The accompanying notes are an integral part of these consolidated financial statements

			Additional	Unappropriated	Appropriated	Accumulated other
	Common Stock		paid-in	retained	retained	comprehensive		Comprehensive
	Shares	Amount	capital	earnings	earnings	gain	Total	Income

Balance at December 31, 2004	17,899,643	$1,790	$846,577	$(156,972)	$-	$-	$691,395

Contribution by stockholders	-	-	2,274,135	-	-	-	2,274,135
Imputed interest on advances from a stockholder	-	-	22,744	-	-	-	22,744
Net income for the year	-	-	-	270,999	-	-	270,999
Transfer to statutory surplus reserve	-	-	-	(11,243)	11,243	-	-
Foreign currency translation gain	-	-	-	-	-	22,975	22,975
Comprehensive income	-	-	-	-	-		-	$293,974
Balance at December 31, 2005	17,899,643	1,790	3,143,456	102,784	11,243	22,975	3,282,248

Contribution by stockholders	-	-	657,509	-	-	-	657,509
Imputed interest on advances from a stockholder	-	-	26,482	-	-	-	26,482
Net income for the year	-	-	-	3,152,870	-	-	3,152,870
Transfer to statutory surplus reserve	-	-	-	(315,313)	315,313	-	-
Foreign currency translation gain	-	-	-	-	-	174,303	174,303
Comprehensive income	-	-	-	-	-	-	-	3,327,173
Balance at December 31, 2006	17,899,643	1,790	3,827,447	2,940,341	326,556	197,278	7,293,412

Recapitalization	491,000	49	(49)	-	-	-	-
Shares issued for placement	5,464,357	546	22,253,176	-	-	-	22,253,722
Shares issued for services	1,125,000	113	(113)	-	-	-	-
Stock compensation expenses-shares issued	20,000	2	48,998	-	-	-	49,000
Stock compensation expenses-options issued			38,204				38,204
Stock compensation expenses-escrow shares			7,499,520				7,499,520
Provision for liquidated damages	-	-	(1,000,000)	-	-	-	(1,000,000)
Contribution by stockholders	-	-	1,780	-	-	-	1,780
Imputed interest on advances from a stockholder	-	-	33,019	-	-	-	33,019
Net income for the year	-	-	-	10,218,805	-	-	10,218,805
Transfer to statutory surplus reserve	-	-	-	(1,782,983)	1,782,983	-	-
Foreign currency translation gain	-	-	-	-	-	1,789,994	1,789,994
Comprehensive income	-	-	-	-	-	-	-	$12,008,799
Balance at December 31, 2007	25,000,000	$2,500	$32,701,982	$11,376,163	$2,109,539	$1,987,272	$48,177,456

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,218,805	$3,152,870	$270,999
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation - cost of sales	571,267	279,880	146,944
Depreciation-operating expenses	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Stock compensation expenses-shares issued	49,000	-	-
Stock compensation expenses-options issued	38,204	-	-
Stock compensation expenses-shares placed in Escrow	7,499,520	-	-
Imputed interest on advances from a stockholder	33,019	26,482	22,744
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(14,435,613)	(5,011,716)	2,287,423
Contracts in progress	(2,705,985)	739,686	(498,034)
Inventories	(57,130)	796,329	(843,331)
Deposits with suppliers	(14,390,791)	1,441,549	(795,539)
Other current assets and prepaid expenses	(951,441)	(66,090)	114,849
Value added tax recoverable	-	464,353	(451,821)
Prepaid expenses ( non-current)	(91,898)	-	-
Increase (decrease) in:
Accounts payable	(1,525,537)	2,542,849	(1,149,324)
Other payables and accrued liabilities	(138,641)	(2,250,644)	611,674
Business tax payable	357,730	191,413	-
Income tax payable	5,178,462	508,199	(1,218)
Value added tax payable	2,857,585	12,243	(25,220)
Deferred tax liabilities	(672,947)	575,642	64,762
Net cash (used in) provided by operating activities	(8,024,400)	3,501,917	(146,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(831,886)	(4,235,354)	(4,298,778)
Purchase of intangible assets	(380,717)	(263,096)	-
Purchase of land use rights	(410,125)	-	-
Net cash used in investing activities	(1,622,728)	(4,498,450)	(4,298,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	1,780	657,509	2,274,135
Net proceeds from stock issuance in private placement	22,253,722	-	-
Restricted cash in escrow	(1,000,000)	-	-
Due to a stockholder	(361,098)	53,065	(2,122,999)
Bank loans borrowed	-	7,517,017	3,657,070
Bank loans repaid	(7,876,910)	(3,758,508)	-
Net cash provided by financing activities	13,017,494	4,469,083	3,808,206

EFFECT OF EXCHANGE RATES ON CASH	415,915	61,474	(27,441)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,786,281	3,534,024	(664,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,604,350	70,326	734,844

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,390,631	$3,604,350	$70,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$531,334	$297,303	$85,457
Cash paid for income tax	$519,258	$67,459	$21,844

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

14.	EARNINGS PER SHARE

The following is information of net income per share at December 31, 2007:

	2007	2006	2005

Net income for basic and diluted earnings per share	$10,218,805	$3,152,870	$270,999

Weighted average shares used in basic computation	19,611,510	17,899,643	17,899,643

Effect of dilutive securities:
Warrants	47,632	-	-
Option	35,339	-	-
Weighted average shares used in diluted computation	19,694,481	17,899,643	17,899,643

Earnings per share:
Basic	0.52	0.18	0.02
Diluted	0.52	0.18	0.02

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

