Form 10-Q
period 2008-03-31
RINO International CORP
filed 2008-05-15
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

11 Youquan Road, Zhanqian Street, Jinzhou District
Dalian, People’s Republic of China 116100

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: +86-411-87661222
_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ྑ.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on May 11, 2008, was 25,000,000.

RINO INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

A S S E T S
	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,147,346	$7,390,631
Restricted cash	4,991,412	1,000,000
Accounts receivable	25,271,971	20,840,336
Notes receivable	952,087	202,670
Costs and estimated earnings in excess of billings	1,049,322	2,818,122
Inventories	244,323	178,480
Advances for inventory purchase	14,754,199	13,372,629
Other current assets and prepaid expenses	1,685,924	1,174,464
Total current assets	55,096,584	46,977,332

PROPERTY AND EQUIPMENT, NET	11,426,247	11,000,581

OTHER ASSETS
Prepaid expenses (non-current)	89,250	95,706
Advances for equipment and construction material purchase	6,219,083	2,470,916
Intangible assets, net	1,674,283	1,618,590
Total other assets	7,982,616	4,185,212

Total assets	$74,505,447	$62,163,125

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable	$2,160,540	$2,534,858
Liquidated damages payable	1,500,000	1,000,000
Other payables and accrued liabilities	830,810	802,245
Notes payable	2,392,052	-
Sales commission payable	786,561	-
Due to a stockholder	79,753	106,963
Other taxes payable	(56,465)	581,444
Income tax payable	1,233,524	5,970,794
Value added tax payable	2,937,899	2,989,365
Short-term loan	7,140,000	-
Total current liabilities	19,004,674	13,985,669

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized,
none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized,
25,000,000 shares issued and outstanding as of March 31, 2008 and
December 31, 2007)	2,500	2,500
Additional paid-in capital	32,742,048	32,701,982
Retained earnings	15,841,263	11,376,163
Statutory reserves	2,664,785	2,109,539
Accumulated other comprehensive income	4,250,177	1,987,272
Total shareholders' equity	55,500,773	48,177,456
Total liabilities and shareholders' equity	$74,505,447	$62,163,125

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION )
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUES:
Contracts	$19,045,425	$7,189,479
Services	-	2,600,842
	19,045,425	9,790,321

COST OF SALES
Cost of contracts	11,165,083	4,380,774
Cost of services	-	389,932
Depreciation	157,775	120,484
	11,322,858	4,891,190

GROSS PROFIT	7,722,567	4,899,131

OPERATING EXPENSES
Selling, general and administrative expenses	2,145,491	1,297,348
Depreciation	32,605	26,526
Amortization	15,914	11,464
Reasearch and development	10,483	-
TOTAL OPERATING EXPENSES	2,204,493	1,335,338

INCOME FROM OPERATIONS	5,518,074	3,563,793

OTHER INCOME (EXPENSE), NET
Other income	73,377	-
Interest income	21,926	1,643
Interest expenses	(78,704)	(153,857)
Liquidated damage expense	(500,000)	-
Other expenses	(14,327)	(2,623)
TOTAL OTHER EXPENSES	(497,728)	(154,837)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,020,346	3,408,956

PROVISION FOR INCOME TAXES	-	-

NET INCOME	5,020,346	3,408,956

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,262,905	(364,264)

COMPREHENSIVE INCOME	$7,283,251	$3,044,692

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,000,000	17,899,643
Diluted	25,161,062	17,899,643

EARNINGS PER SHARE:
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,020,346	$3,408,956
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation	190,379	155,689
Amortization	15,914	11,998
Imputed interest	1,862	18,271
Amortization of long term prepaid expense	10,483	-
Accrued liquidated damages	500,000	-
Changes in operating assets and liabilities
Accounts receivable	(3,430,834)	3,985,692
Notes receivable	(724,697)	(190,704)
Contract in process	1,853,886	(7,631,873)
Inventories	(56,679)	(17,003)
Other receivables and prepaid expenses	550,260	(340,565)
Advances for inventory purchase	1,755,588	(1,874,035)
Accounts payable	(476,669)	(122,583)
Sales commission payable	769,871	-
Other payables and accrued liabilities	(5,329)	1,233,615
Value added tax payables	(180,442)	(1,547,597)
Income tax and other tax payables	(5,546,217)	(434,443)
Net cash provided by (used in) operating activities	247,722	(3,344,582)

CASH FLOWS FROM INVESTING ACTIVITIES

Addition to construction in progress	-	60,863
Purchase of property and equipment	(128,377)	(164,783)
Purchase of intangible assets	-	(584,336)
Advances for construction material and equipment purchase	(6,087,123)	-
Net cash used in investing activities	(6,215,500)	(688,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) due to related parties	(31,231)	597,384
Increase of restricted cash	(4,906,720)	-
Increase of notes payable	2,341,296	-
Proceeds from short-term bank loan	6,988,500	52,202
Payments on long-term bank loans	-	42,710
Net cash provided by financing activities	4,391,845	692,296

EFFECT OF EXCHANGE RATE ON CASH	332,648	111,646

DECREASE IN CASH AND CASH EQUIVALENTS	(1,243,285)	(3,228,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,390,631	3,604,349

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,147,346	$375,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$76,856	$129,314
Income taxes	$4,896,545	$495,995

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock Par Vaule $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Statutory	Unrestricted	comprehensive
	of shares	stock	capital	reserve	earnings	income	Totals
BALANCE, December 31, 2007	25,000,000	$2,500	$32,701,982	$2,109,539	$11,376,163	$1,987,272	$48,177,456

Stock compensation expenese-options issued			38,204				38,204
Imputed interest on advances from a shareholder			1,862				1,862
Net income					5,020,346		5,020,346
Allocation to statutory reserve				555,246	(555,246)		-
Foreign currency translation gain						2,262,905	2,262,905

BALANCE, March 31, 2008 (Unaudited)	25,000,000	$2,500	$32,742,048	$2,664,785	$15,841,263	$4,250,177	$55,500,773

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

RINO International Corporation (formerly known as “Jade Mountain Corporation” or “JMC”), (the “Company”) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. In August 2000, the Company determined that it would be unable to complete the development of its primary product and ceased its ongoing business operations.

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

Innomind Group Limited (“Innomind”) was incorporated in the British Virgin Islands (“BVI”) on November 17, 2006 as an investment holding company. Through its wholly owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on July 9, 2007. Innomind’s principal activities are the design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in the PRC. In accordance with the business permit, Dalian Innomind’s right of operation expires on July 8, 2022 and is renewable on expiry.

Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) was incorporated in the PRC on March 5, 2003 as a limited liability company. The business activities of Dalian Rino are the same with those of Dalian Innomind. In accordance with the business permit, Dalian Rino’s right of operation expires on March 4, 2021 and is renewable.

On October 5, 2007, JMC consummated a Share Exchange Agreement (“the Agreement”) with the shareholders of Innomind pursuant to which JMC issued 17,899,643 shares of Common Stock, par value $0.0001 per share to the shareholders of Innomind for 100% equity interest in Innomind. Prior to the Share Exchange: (i) on July 16, 2007, the Company consummated a one (1) share for two hundred thousand (200,000) shares reverse split of its Common Stock, with fractional shares rounded up to the nearest whole number (the “Reverse Split”); and (ii) on August 31, 2007, the Company’s Board of Directors authorized a one hundred (100) shares for one (1) share forward split of the issued and outstanding shares of its Common Stock (the “Forward Split”). All share and per share amounts set forth in this Current Report as of dates on or after July 16, 2007, give effect to the Reverse Split and all share and per share amounts set forth in this Current Report as of dates after August 31, 2007, give effect to the Forward Split.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

The merger of JMC and Innomind is being treated for accounting purposes as a capital transaction and recapitalization by Innomind (the “accounting acquirer”) and re-organization by JMC (the “accounting acquiree”). As a result, Innomind acquired the net assets of Jade Mountain at book value.

The financial statements have been prepared as if the re-organization had occurred retroactively. Accordingly, these financial statements include:

1)	The balance sheet consisting of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost.

2)	The statement of operations including the operations of the accounting acquirer for the periods presented and the operations of the accounting acquiree from the date of the transaction.

On October 3, 2007, Dalian Innomind entered into a series of agreements (collectively known as the Restructuring Agreements) with Dalian Rino and the shareholders of Dalian Rino in which Dalian Innomind assumed the management of the business activities of Dalian Rino, making Dalian Rino a contractually controlled affiliate under EITF 97-2. As both companies were under common control before and after the consummation of the Restructuring Agreements on October 5, 2007, this was accounted for as a reorganization of entities under common control and consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

Effective May 9, 2008, Jade Mountain Corporation changed its original name to “RINO International Corporation.” The board approved the changed name and deemed it a better reflection of the direction and business of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Jade Mountain Corporation reflect the activities of JMC and its 100% owned subsidiaries Innomind, Dalian Innomind and Dalian Rino, a Contractually Controlled Affiliate of Dalian Innomind, (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

The Company has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than 3 months.

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 18 is accounted for as other current assets and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement.

Restricted Cash

The Company records cash deposits in banks or other institutions subject to restrictions on the withdrawal or use of the fund as restricted cash.

Accounts Receivable

Accounts receivable represents amounts due from customers for products sales and services. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt. The Company’s current accounts receivables are outstanding for less than one year and the Company has not experienced any loss from uncollected accounts receivable. The Company did not reserve any allowance for doubtful account as of March 31, 2008.

Inventories

Inventories are stated at the lower of cost or market using weighted average method.

Property, Plant and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	30 Years
Plant and machinery	15 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	5 Years

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization and impairments. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition.

Other Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets are reviewed for impairment at least annually, or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. As of March 31, 2008, the Company expected these assets to be fully recoverable.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 -- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 -- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 -- inputs to the valuation methodology are unobservable and significant to the fair value.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

As of March 31, 2008, the short term bank loans amounted to $7,140,000. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans, since no quoted market is available.

As of March 31, 2008, the Company had notes payable of $2,392,052 outstanding. This amount represents notes issued by banks to vendors with the Company’s restricted cash deposit in bank as a guarantee for the payment. These notes were actually issued checks with a clearing period ranging from three months to six months. These notes are not interest bearing and the cash deposit in bank is restricted for withdrawals. The Company determined the carrying amount of the notes payable approximated the fair value due to its short term in nature and the difference between the carrying value and the fair value would be immaterial, if any, by using the level 3 inputs to discount the payment of notes to the present fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

In addition to our specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements - numbering several hundred per year - are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement. Revenue is recognized when service

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

is performed, which is usually concurrent with delivery to the customer, the contract price is set by contract, collectibility is reasonably assured. Accordingly, these revenues are recognized under Staff Accounting Bulletin No. 104.

Services

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

Government Grant

The Dalian municipal government also approved grants to the Company to encourage the high technology industry. The grants are recognized as other income on receipt from the local government.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2008 and 2007 amounted to $104,275 and $67,913, respectively. In addition, $26,997 and $648 of transportation and unloading charges and product inspection charges were charged to Cost of Sales in the three months ended March 31, 2008 and 2007, respectively;

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of SFAS 2, “Accounting for Research and Development Costs”, the Company expenses the costs associated with the R&D activities when incurred.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123(R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).

Income Taxes

The Company accounts for income taxes under the SFAS 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection. Entities in beneficial industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates.

Dalian Innomind and Rino are entities in the environmental protection industry, which is qualified for the tax exemption for three years and a 50% reduction for the following three years. As a result, Dalian Innomind and Rino enjoy a 100% tax exemption for the years 2008 through 2010 and a 50% income tax reduction for the years 2011 through 2013.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Foreign Currency Translation

JMC and Innomind maintain their accounting records in their functional currency in the United States dollars and Hong Kong Dollars, respectively, whereas Dalian Innomind and Dalian Rino maintain their accounting records in their functional currency, Chinese Renminbi (“RMB”).The reporting currency of the Company is the United States dollar.

Dalian Innomind and Dalian Rino assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14280 and $0.13710 at March 31, 2008 and December 31, 2007, respectively). Dalian Innomind and Dalian Rino revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.13977 and $0.12901 for the years ended March 31, 2008 and 2007, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

As of March 31, 2008 and December 31, 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $4,250,177 and $1,987,272.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in the accompanying financial statements.

Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

Segments

The Company designs and manufactures pollution control equipment and other equipment designed to reduce the resource intensity of steel production, effectively serving one segment. Accordingly, segment disclosure is not presented. Additional detail on the composition of revenues is presented in Note 16, Concentrations and Risks, below.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have an impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes that the application of SFAS 160 will not have an impact on its consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The adoption of SFAS No. 141R will have an impact on the Company’s accounting for business combination, but the effect is dependent upon acquisition at that time.

NOTE 3 - RESTRICTED CASH

Restricted cash consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Project bidding	$1,599,360	$—
Security deposit for notes payable	2,392,052	—
Escrow account	1,000,000	1,000,000
Total	$4,991,412	$1,000,000

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Accounts receivable	$25,271,971	$20,840,336
Less: allowance for doubtful accounts	—	—
Accounts receivable, net of allowance	$25,271,971	$20,840,336

As of March 31, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

NOTE 5 - INVENTORIES

As of March 31, 2008 and December 31, 2007, inventories consisted of raw materials and supplies amounted to $244,323 and $178,480, respectively.

For the periods ended March 31, 2008 and December 31, 2007, no provision for obsolete inventories was recorded by the Company.

NOTE 6 - COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

The current costs and estimated earnings in excess of billings represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

method used to recognize revenue. As of March 31, 2008 and December 31, 2007, revenues recognized in excess of amounts billed were $1,049,322 and $2,818,122, respectively.

	March 31, 2008	December 31, 2007
	(Unaudited)
Contracts costs incurred plus recognized
profits less recognized losses to date	$17,105,019	$44,074,924
Less progress billings	16,055,697	41,256,802
Costs and estimated earnings in excess of billings	$1,049,322	$2,818,122

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Unaudited)
Buildings	$3,772,997	$3,612,413
Equipment and machinery	7,763,938	7,430,865
Motor Vehicles	1,140,033	986,274
Furniture and office equipment	387,023	352,840
Construction in progress	6,588	6,307
	13,070,579	12,388,699
Less: accumulated depreciation	1,644,332	1,388,118
Property, plant and equipment, net	$11,426,247	$11,000,581

Depreciation expense for the three months ended March 31, 2008 and 2007 was $190,379 and $155,689, respectively. For the three months ended March 31, 2008 and 2007, no interest was capitalized into construction in progress.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Land use rights	$1,079,934	$1,033,970
Patents and licenses	714,000	683,611
	1,793,934	1,717,581
Less: accumulated amortization	119,651	98,991
Net	$1,674,283	$1,618,590

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $15,914 and $11,998, respectively.

NOTE 9 - LIQUIDATED DAMAGES PAYABLE

Registration Rights

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on October 5, 2007, the Company was obligated to make efforts to file a registration statement with the SEC to be declared effective by the SEC on or before March 3, 2008. After March 3, 2008 and for each 30-calender day period thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,803, subject to a cap of 10% of total funds raised, or total liquidated damages of $2,448,032.

On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages payment was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. To date, the registration statement has not been declared effective. Accordingly, the Company recorded an additional reserve of $500,000 in March 2008.

Independent Directors

Pursuant to the Securities Purchase Agreement, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. The Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”) and will only be released by the escrow agent on receiving requisite written notice from the investor representatives when this requirement is met. Failing to comply with this requirement, the Company shall pay liquidated damages to

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

investors equal to 1% of the funds raised, or $244,803, for each month or part of a month, pro rata, in which independent directors do not constitute a majority of the 5-member board.

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages payment was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due from February 2, 2007 to April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore is $418,513. To date, no liquidated damages have been paid.

NOTE 10 - SHORT TERM BANK LOANS PAYABLE

Balances at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Due to bank, intereest at 7.47%, in February 2009,
secured by certain buildings, equipment,
and land use rights	$7,140,000	$—
Total	7,140,000	—

Total interest expense on the bank loans for the three months ended March 31, 2008 and 2007 amounted to $78,704 and $153,857, respectively.

NOTE 11 - INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

RINO International Corporation was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended March 31, 2008. The Company had loss carry forwards of approximately $86,200 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2027.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at March 31, 2008 was $86,200. The net change in the valuation allowance was an increase of $86,200.

Innomind was incorporated in the BVI and under current law of the BVI, income is not subject to income tax.

Dalian Innomind and Dalian Rino were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as Foreign Invested Enterprise (“FIE”), accordingly no provision for income tax was made.

Before July 2007, Dalian Rino was also qualified as Foreign Invested Enterprise (“FIE”) so no provision for income tax was made for the three months ended March 31, 2007. On July 12, 2007, Dalian Rino changed its license status to a domestic entity and was subject to an income tax rate of 33%.

Starting January 1, 2008, the new Enterprise Income Tax laws went effective. Under the new law, Dalian Innomind and Dalian Rino are entitled to a three-year income tax exemption and a 50% income tax reduction for the following three years, accordingly no provision for income tax was made for 2008.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2008 and 2007:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(25.0)	(25.0)
Effective income tax rate	0.0%	0.0%

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax, VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $5,056,817, and $3,349,927 for the periods ended March 31, 2008 and $1,311,221 and $1,766,157 for the period ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of March 31, 2008 and December 31, 2007, the VAT payable amounted to $2,937,899 and $2,989,365, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY

Statutory Reserves

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

As of March 31, 2008 and December 31, 2007, the Company appropriated $2,664,785 and $2,109,539 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

Common Stock and Warrants

Issuance of Common Stock in Private Placement

On October 5, 2007, the Company received $24,480,319 (or $21,253,722 net proceeds after deducting the offering expenses) from a group of accredited investors and issued 5,464,357 shares of restricted common stock at $4.48 per share.

In connection with the private placement, 250,000 shares of common stock were issued to a consultant for advisory services. This expense is recorded as additional paid-in capital in the accompanying financial statements.

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between the

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Company and the placement agent, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This expense is recorded as additional paid-in capital in the accompanying financial statements.

The warrants issued to the placement agent, qualify as permanent equity under EITF 00-19, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

Issuance of Common Stock to Former Chief Financial Officer of Dalian Rino

At the Closing of the Share Exchange Agreement and the private placement, the Company issued 20,000 shares of common stock to the former chief financial officer of Dalian Rino, in full satisfaction of Dalian Rino’s obligations to the former chief financial officer under a Compensation Agreement dated July 30, 2007. The shares were valued at market on the date of issuance, yielding an aggregate fair value of total $49,000. This expense was recorded as stock compensation expense.

NOTE 13 - STOCK BASED COMPENSATION

On September 27, 2007, pursuant to an Employment Agreement, the Company granted to Mr. Bruce Richardson, the Chief Financial Officer and Secretary, a non-qualified stock option to purchase 250,000 shares of its Common Stock at an exercise price of $5.376 per share, vesting in 3 equal annual installments beginning on January 2, 2009. The options will be issued as soon as practical after January 2, 2009.

The fair values of stock options granted to the executive were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	3.0 yrs	50%	0%	4.05%	$4.48

-	Volatility: One year historical volatility of our stock is 82.04%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a cash dividend and does not anticipate paying cash dividends in the foreseeable future.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

-
Risk Free Rate: Risk-free interest rate of 4.05% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Life of three years was used. Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

The fair value of the stock option grant to the executives was $4.48 per share on the date of grant.  The fair value of the stock option grant to the Chief financial Officer and Secretary was $1.83 per share on the date of grant.

Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 250,000 options granted in 2007 had fair value of approximately $458,448. The Company recognized $38,204 of compensation expense in general and administrative expenses for the three months ended March 31, 2008.

As of March 31, 2008, the total compensation cost related to stock options not yet recognized was $382,040 and will be recognized over the weighted average life of 3 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	250,000	$5.38	—
Granted
Forfeited
Exercised
Balance, March 31, 2008	250,000	$5.38	—

The following is a summary of the status of options outstanding at March 31, 2008:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$5.38	250,000	2.50 years	$5.38	—	$5.38

Total	250,000			—

NOTE 14 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2008	2007
Net income	$5,020,346	$3,408,956
Adjustments for diluted EPS calculation	—	—
Adjusted net income for calculating EPS-diluted	$5,020,346	$3,408,956

Weighted average number of common stock - Basic	25,000,000	17,899,643
Effect of dilutive securities:
Warrants and options	161,062	—
Weighted average number of common stock - Diluted	25,161,062	17,899,643
Earnings per share:
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company owed $79,753 and $106,963 to a stockholder as of March 31, 2008 and December 31, 2007 respectively for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged per annum on the amount due at 7% and 6% for the periods ended March 31, 2008 and December 31, 2007 respectively. Total imputed interest recorded as additional paid-in capital amounted to $1,862 and $18,271 for the periods ended March 31, 2008 and 2007, respectively.

NOTE 16 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks at March 31, 2008 and December 31, 2007 amounted to $11,138,758 and

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

$8,390,631, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company relied on a small number of customers. During the three months ended March 31, 2008 and 2007, five major customers accounted for 64.5% and 94.4% respectively, of the Company’s total sales. At March 31, 2008 and December 31, 2007, accounts receivable from those customers totaled $10,287,355 and $13,627,578 respectively.

PRC Risks

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the regions where the Company’s customers are located. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

employee benefits was $4,739 and $3,725 for the three months ended March 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of March 31, 2008 and December 31, 2007, the Company had firm purchase commitments for capital projects in progress of $0 and $750,844 respectively.

Issuance of Options to Purchase Common Stock to Current Chief Financial Officer

Pursuant to an employment agreement signed on September 27, 2007, the current chief financial officer was granted options to purchase 250,000 shares of common stock.

NOTE 18 - ESCROW ACCOUNTS

At the private placement closing, Zou Dejun and Qiu Jianping, who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of Dalian Rino - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income (“ATNI”) for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. For purposes of the Make Good agreements only, no expense related to return of the shares from escrow would be charged against ATNI. If the Company had not achieved the 2007 net income target, Zou Dejun and Qiu Jianping would have been obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis. The 2007 net income target was achieved and the shares are to be returned to Zou and Qiu. If we fail to achieve the 2008 net income target, Zou and Qiu must transfer to the investors the remaining 3,906,000 shares still in escrow.

No later than February 2, 2008, the Company’s Board of Directors were to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). This covenant was complied with on March 20, 2008. Until this covenant was complied with, we were required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent did not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 120 days after the private placement closing, we were required to pay liquidated damages of $244,803 per month (or pro rata for a partial month) until the default was cured. No liquidated damages have yet been paid.

The cash held in escrow pursuant to the Board Escrow Holdback as described above will be accounted for as other current assets and will not be shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. As a result, the Company recognized $7,499,520 of compensation expense for the year ended December 31, 2008. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of Jade Mountain Corporation, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning Jade Mountain Corporation’s operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of the People’s Republic of China (the “PRC”), and Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“RINO” or “Dalian Rino”).

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

Demand for our core product, the Lamella Wastewater System, increased 26.7% to $6.97 million in 2007 and continued to record strong growth in the first quarter of 2008, rising 17.6% over first quarter 2007. Our Desulphurization System which we introduced in late 2006 is based on proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We expect to see strong demand from the industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. Starting in January 2007, we launched another new product, our Anti-Oxidation System that materially reduces oxidation loss in the production of hot rolled steel plate. Anti-oxidation is a long-sought solution in the Iron and Steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. In the first quarter of 2007, we also earned a significant amount of revenue from providing technical support to a business partner for the fulfillment of its desulphurization contract. That technical support business maintained our revenue growth while we experienced production capacity constraints. This business declined throughout the final 2 quarters of 2007 as we built up adequate production capacity which allowed us to refocus on our manufacturing business.

We also receive grants from the local government with amounts varying from year to year as rewards for our continued investment in new technologies. While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430, or 0.4% of our total equipment and services sales revenue for the period. In the twelve months ended December 31, 2006, we received government grants of $448,515, or 4.4% of our total sales revenue for those periods. In the three months ended March 31, 2008 and 2007, we received no government grants.

All our products are custom-built to our customers’ specific requirements. We enter into fixed price engineering and installation agreements with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our headquarter facilities. Generally, we fulfill our contracts in twelve months.

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

Recent Developments

Change in Independent Accountants

On April 29, 2008, our board of directors approved our termination of Jimmy C.H. Cheung & Co., CPAs as our independent accountants and our engagement of Moore Stephens Wurth Frazer and Torbet, LLP as our independent accountants.

Name Change and Trading Symbol Change

Effective May 9, 2008, we changed our name from Jade Mountain Corporation to “RINO International Corporation.” The board approved the changed name and deemed it a better reflection of the direction and business of the Company.

The name change is completed in connection with a merger pursuant to Section 92A.180 of the Nevada Revised Statutes, according to which, the merger is in the form that the Company’s wholly-owned subsidiary, China RINO, Inc., a corporation incorporated under the laws of the State of Nevada on March 21, 2008, merged into the Company itself, having the Company as the surviving corporation. Therefore, no shareholder approval for the merger and the related name change from either the parent or the subsidiary company is required. The change to the Company’s name is reflected in the Articles of Merger attached herein, filed on April 28, 2008 with the State of Nevada. We filed a Current Report on Form 8-K with the Securities and Exchange Commission to report our name change on May 9, 2008.

In connection with our name change, NASDAQ assigned a new symbol to our common stock effective May 13, 2008. As a result, our common stock is now quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol “RINO”.

Key Man Life Insurance

Our Securities Purchase Agreement requires the Company to obtain key man life insurance coverage of $5,000,000 for each of our two founders. This coverage has been arranged and will take effect as soon as payment can be effected under PRC foreign exchange regulations. Currently, we expect the payment to be rendered within 10 days of this report.

Results of Operations

Quarters Ended March 31, 2008 And March 31, 2007.

Results of Operations

Net Sales

Net sales increased by $9,255,104 million to $19,045,425 or 94.5% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase in first quarter 2008 was due to continued growth in demand across our entire product lines. The breakdown of the revenue growth is as follows:

	For the three months ended March 30,
	2008		2007
	Net Sales 000	% to Total	Net Sales 000	% to Total	% Increase
Wastewater treatment equipment	$2,178.1	11.4%	$1,852.5	18.9	17.6%
Flue gas desulphurization (including ancillary equipment)	12,471.1	65.5%	3,164.6	32.3	294.1%
Anti-oxidation equipment and coatings	1,648.6	8.7%	519.8	5.3	217.2%
Machining services	2,747.6	14.4%	1,652.6	16.9	66.3%
Services	-	-	2,600.8	26.6	-100.0%
Total Net Sales	$19,045.4	100.0%	$9,790.3	100.0%	94.5%

Wastewater treatment equipment. Our line of wastewater treatment continued to enjoy strong demand in the face of increasingly strict environmental enforcement. In the first quarter of 2008, we executed wastewater treatment equipment worth sales revenue of $2.2 million. We have orders for an additional approximately 100 additional wastewater filtration canisters and related slurry and sludge handling equipment valued conservatively at approximately $12.0 million. Although we have a strong record of performance and profitability, we cannot guarantee that these contracts will be successfully executed or that we will be paid upon completion.

Flue Gas Desulphurization equipment. While most of China’s coal-burning electric plants have already installed desulphurization equipment, the clean-up of China’s iron sintering remains in its early phase. Accordingly, our flue gas desulphurization equipment continued to enjoy strong growth in the first three months of 2008 as tightening environmental policies required increased reductions in emissions of sulfur dioxide. Increased activity in desulphurization of sintering operations has attracted competitors, including some international providers. This has lead to increased time spent in the tendering and negotiation processes, but as of the date of this report we have succeeded in one major long-term round of bidding, winning against international competitors. In addition to continuing to win bids, we are now winning tenders for very large sinters; both the sales volumes and the expected gross margins on these products are higher than those of existing installations in our current portfolio. Although we have a strong record of performance and profitability, with nearly no bad debt, we cannot guarantee that the contracts won will be successfully executed or that we will be paid should our efforts be successful.

Anti-Oxidation Equipment. Our anti-oxidation equipment has achieved considerable technical success, outperforming our projected reductions in oxidation loss during heat processing of hot-rolled steel, one of China’s major steel categories. We installed two sets of anti-oxidation equipment in 2007 for two separate customers and have signed one additional contract in 2008. During the first three months of 2008 we have focused our sales efforts on desulphurization equipment, and expect to continue so in the second quarter, when we expect the new contract activity for desulphurization equipment for 2008 will slow in keeping with steelmakers’ budgetary cycles. Thus we are planning increased sales activity of anti-oxidation equipment and coatings beginning in third quarter 2008. To this end, we have already exhibited our working anti-oxidation installations to approximately 30 of China’s steelmakers. Although these prospective customers have expressed great interest in our anti-oxidation solutions and we have a strong record of performance, we cannot guarantee that the contracts won will be successfully executed or that we will be paid should our efforts be successful.

Machining services. Our machining services continued to record strong growth although at a slower pace than that recorded by flue gas desulphurization or by anti-oxidation equipment and coatings. This slower growth results in part from using our heavy machining equipment to produce more of our own products rather than for third-party contract work, as indicated by the lower percentage of machining services to total revenues. Although we enjoy good relations with customers of our machining services, we can offer no assurance of future growth in this product line.

Cost of Sales

The cost of sales for the three months ended March 31, 2008 increased by $6.4 million to $11.3 million from $4.9 million for the three months ended March 31, 2007, largely due to increased sales. As a percentage of sales, the cost of sales rose to 59.5% for the three months ended March 31, 2008 compared to 50.0% for the same period of 2007. This decline in gross profitability reflects the combined effects of changes in product mix, with none of the higher margin services revenue recorded in first quarter 2007, and the effects of rising prices of steel, one of our primary raw materials. The gross margin achieved in the three months ended March 31, 2008 is however within the historical range of the Company’s quarterly gross margins.

Operating Expense.

Operating expenses for the three months ended March 31, 2008 increased to $2.1 million from $1.3 million for the same period ended March 31, 2007. The 65% increase in our selling, general and administrative expenses was also a result of higher levels of operations in 2008 and on increased sales and travel expenses related to bidding on higher value-added projects.

Other Income and Expense.

Our other income increased to $73,377 for the three months ended March 31, 2008 from $0 for the corresponding period in 2007. Our other expenses increased to $14,327 for the three months ended March 31, 2008 from $2,623 for the corresponding period in 2007, representing an increase of 446.2%. Approximately $11,271 of other expenses represents discretionary donations to educational scholarships.

Interest income rose sharply from a low base as our cash balances increased after raising equity capital in October 2007, but the absolute amount of interest income remains immaterial. Interest expense fell to $78,704 for the three months ended March 31, 2008 from $153,857 for the period ended March 31, 2007, due to a reduced amount of bank debt financing as we applied collections of accounts receivable in the third and fourth quarters of 2007 to repay bank loans. All bank debt was repaid by year-end 2007, but we borrowed approximately $7.1 million from one commercial bank in China in January, 2008.

An amount of $500,000 was recorded for the three months ended March 31, 2008 for additional liquidated damages payable under the Securities Purchase Agreement relating to the Company’s delay in obtaining an effective registration statement. The registration process is now in its third round of questions from the SEC, we can offer no firm assurance as to when the registration statement will be made effective.

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

As of March 31, 2008, and December 31, 2007, the Company had firm purchase commitments of $0 and $750,844, respectively. As compared to December 31, 2007, our firm purchase commitments at March 31, 2008 decreased by $750,844 as we completed advance arrangements for expansion in production capacity.

Cash and Cash Equivalents

Cash and cash equivalents totaled $6.1 million as of March 31, 2008, as compared to $7.4 million as of December 31, 2007, representing a decrease of 16.8%. The decrease was attributable to continued investment in accounts receivable, settlement of income taxes payable, investment in plant, property and equipment, and a rise in restricted cash, partially offset by falling contracts in progress and advances for supplies, and increased notes payable and bank loans.

The following tables present our net cash flows for the three months ended March 31, 2008 and for the same period ended March 31, 2007.

	For the three months ended March 31,
US$ thousands	2008	2007
Cash provided by (used in) operating activities	$248	$(3,345)
Cash used in investing activities	$(6,216)	$(688)
Cash provided by financing activities	$4,392	$692

Cash flow from operating activities.

Net cash provided by operating activities was $247,722 for the three months ended March 31, 2008 as compared to net cash used in operations of $3.3 million in the same period ended March 31, 2007. Increased net income and higher non-cash expenses increased cash flows from operations, as did a sharp drop in contracts in progress and in advances for inventory purchases. These increases to cash flow from operations were partially offset by increased accounts receivable and by settlement of income taxes payable.

Accounts Receivables

During the three months ended March 31, 2008, our accounts receivable rose to $25.3 million from $20.8 million at December 31, 2007. As a percentage of total assets, our accounts receivable remained steady at 33.9% at March 31, 2008, as compared to that of 33.5% at December 31, 2007. The level of our receivables reflects the combined effect of our growing revenues and our sales to a small number of large clients, which means that repayment or delay in repayment on even a single account can have a disproportionate effect on total receivables in any given period. Our growth in receivables is due largely to rising sales.

As we sell almost exclusively to a few significant customers with established credit history with us, historically, we have not experienced collection issues, therefore we generally do not need to record a reserve for doubtful accounts.

Contracts in progress

Contracts in progress represent work in progress. During the three months ended March 31, 2008, our contracts in progress fell to $1.0 million from $2.8 million at December 31, 2007, due in part to seasonal factors such as Chinese New Year, and the budgetary cycle of our major customers, who spend most of first quarter in contract tenders.

Deposits with Suppliers

Deposits with suppliers are required to ensure timely delivery of raw materials and equipment needed to execute existing production contracts as well as to expand the business. Our deposits with suppliers increase to $14.8 million at March 31, 2008, an increase of $1.4 million, from the $13.4 million recorded at December 31, 2007 as more orders of raw materials were placed for production.

Other Current Assets

During the three months ended March 31, 2008, our other current assets and prepaid expenses rose to $1.7 million from $1.2 million at year-end 2007. The increase was caused by our advances to employees and prepaid future operating costs.

Cash used in investing activities.

For the three months ended March 31, 2008, net cash used in investing activities increased to $6.2 million as compared to $688,256 for the same period ended March 31, 2007. This increase primarily resulted from the purchase of property, plant and equipment to be used in capacity expansion.

Cash provided by financing activities.

Our operations historically have been financed by capital contributions and loans from RINO’s founder and by short-term bank loans. For the three months ended March 31, 2008, net cash provided by financing activities increased by $1.4 million to $2.1 million as compared to $0.7 million for the same period ended March 31, 2007. This was principally the result of an increase in short-term bank loans in during first quarter 2008.

Contractual Obligations

As of March 31, 2008, we did not have any long-term debt, capital lease, operating lease or other long-term liabilities reflected on our balance sheet under GAAP except the following:

As of March 31, 2008, the Company had firm purchase commitments for capital projects in progress of $0, compared with firm purchase commitments of $750,844 at December 31, 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2007 Annual Report on Form 10-K, as amended.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risk. We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course off business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations. Substantially all of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. A 10% strengthening in the Chinese RMB against the U.S. dollar would have increased the other comprehensive income for the quarter ended March 31, 2008 by approximately $0.55 million. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollars. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Interest Rate Risk. We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Acquisition of Innomind

In a share exchange transaction that was signed on October 3, 2007 and closed on October 5, 2007 (the “Share Exchange”), the Company acquired Innomind, and through that acquisition also acquired Innomind’s wholly-owned subsidiary, Dalian Innomind, as well as some of the assets and the business of Dalian Innomind’s PRC affiliate, RINO. In the Share Exchange the Company issued 17,899,643 shares of our common stock (the “Control Shares”) to Zhang Ze, Innomind’s sole shareholder, in exchange for 10 shares of capital stock of Innomind, which represented all of the issued and outstanding shares of Innomind, which were owned by Zhang Ze. At the completion of that share exchange, Innomind became the Company’s wholly owned subsidiary. The Share Exchange was accomplished in reliance upon Section 4(2) of the Securities Act. Immediately after this Share Exchange, Zhang Ze placed the Jade Mountain shares he received in exchange for all his shares in Innomind into a Trust. The sole beneficiaries of this Trust are Zou Dejun and Qiu Jianping, the founders of Dalian Rino.

Issuance of Common Stock in Private Placement

On August 16, 2007, the Company issued 125 (12,500 post-forward split) common shares in a private placement for cash of $5,532. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

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

Item 6. Exhibits

(a)	Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RINO INTERNATIONAL CORPORATION

Date: May 15, 2008	BY:	/s/ Bruce Richardson
Bruce Richardson
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.