Form 10-K/A
period 2007-12-31
RINO International CORP
filed 2008-06-11
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Annual Report on Form 10-K/A, Amendment No. 2 (“Amendment No. 2”) is being filed by the registrant solely to amend Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II, Item 8 (Financial Statements and Supplementary Data) and Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K/A, Amendment No. 1, which was filed with the Securities and Exchange Commission on April 1, 2008 (“Amendment No. 1”).

Subsequent to the publication of the financial statements of the registrant for the fiscal years ended December 31, 2007 and 2006, management of the registrant determined that there were material errors in the presentation of current assets, concentration of risks related to the registrant’s largest customers and cash flows related to the payment of deposits for the acquisition of property and equipment in the registrant’s financial statements. The registrant restated the financial statements as a result. The restatement had no effect on the income statement, including net income and earnings per share. This Amendment No. 2 is being filed to replace the financial statements and footnotes thereto and the report of the independent public accountants in Amendment No. 1 and to correct the relevant disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 1.

Except as described in the above, no other provisions of the Annual Report on Form 10-K/A, Amendment No. 1 are being amended.

Part II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. In the first quarter of 2007, we also earned a significant amount of revenue from providing technical support to a business partner for the fulfillment of its desulphurization contract. The technical support business maintained our revenue growth while we continue to experience production capacity constraints. This business declined throughout the final 2 quarters of 2007 as we built up adequate production capacity which allowed us to refocus on our manufacturing business. We did not generate any revenue from technical support business in the three months ended March 31, 2008.

We also receive grants from local government with amounts varying from year to year as rewards for our continued investment in new technologies. While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430, or 0.4% of our total equipment and services sales revenue for the period. In the twelve months ended December 31, 2006, we received government grants of $448,515, or 4.4% of our total sales revenue for the period. In the twelve months ended December 31, 2005, we received government grants of $52,418, or 1.4% of our total equipment and services sales revenues for the period.

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

Recent Developments

Share Exchange, Restructuring Agreements and Private Placement Financing

In a share exchange transaction that closed on October 5, 2007 (the “Share Exchange”), the Company acquired Innomind, and through that acquisition also acquired Innomind’s wholly-owned subsidiary, Dalian Innomind, as well as the business and some of the assets (including the key manufacturing equipment) of Dalian Innomind’s PRC affiliate, RINO. In the Share Exchange the Company issued 17,899,643 shares of our common stock (the “Control Shares”) to Zhang Ze, Innomind’s sole shareholder, in exchange for 10 shares of capital stock of Innomind, which represented all of the issued and outstanding shares of Innomind, which were owned by Zhang Ze. Zhang Ze immediately transferred his Control Shares into a Trust, the beneficiaries of which were Zou Dejun and Qiu Jianping. Prior to the Share Exchange: (i) on July 16, 2007, the Company consummated a 1-for-200,000 reverse split of our common stock, with fractional shares rounded up to the nearest whole number; and (ii) on August 31, 2007, the Company’s Board of Directors authorized 100-for-1 forward split of the issued and outstanding shares of our common stock.

The acquisition of Innomind and Dalian Innomind on October 5, 2007 by RINO International Corporation effected a change in control and was accounted for as a “reverse acquisition” whereby Innomind is the accounting acquirer for financial statement purposes. Accordingly, for all periods and filings subsequent to the October 5, 2007 “reverse acquisition” transaction, the historical financial statements of the Company reflect the consolidated financial statements of Innomind since its inception and the operations of RINO International subsequent to October 5, 2007.

In connection with the Share Exchange, through a series of agreements between Dalian Innomind and RINO that we refer to as the “Restructuring Agreements,” which were signed on October 3, 2007, and closed on October 5, 2007, Dalian Innomind agreed to: (i) purchase and lease from RINO some of RINO’s assets and properties, including, among other things, the purchase of certain of RINO’s key manufacturing equipment for $298,173 (or RMB 2,250,343), patent and trade mark for $1,325 (or RMB 10,000) and the lease of RINO’s manufacturing plants and land at an annual rent of approximately $82,778 (or RMB 610,000); and (ii) fully conduct and manage RINO’s business (the “Business”) in exchange for RINO’s payment to Dalian Innomind of a management fee equal to the Business’s monthly net profits. To the extent that any aspect of the Business needs to be conducted directly through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations.

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

As of the date of this Prospectus, Dalian Innomind has already assumed full operating control of the Business. No other regulatory requirements remain to be completed.

The funds used to consummate the Company’s acquisition of Innomind and the Restructuring Agreements were provided from the proceeds of a private placement of the Company’s common stock to 24 accredited investors that closed on October 5, 2007, simultaneously with the Innomind acquisition and the implementation of the Restructuring Agreements. The private placement resulted in gross proceeds of $24,480,319 (or $21,251,000 in net proceeds) or from the sale of 5,464,357 shares of our common stock. Pursuant to the Securities Purchase Agreement between the investors and the Company, the net proceeds of the Private Placement will otherwise principally be used by the Company and by Dalian Innomind to expand manufacturing and production capacity and facilities, and to provide working capital for the Business.

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

Results of Operations

Fiscal Years Ended December 31, 2007 And December 31, 2006

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

Machining Service Contracts. In the past few years, the demand for large machinery processing in power-generating, mining, ship building, paper and steel manufacturing industries in China has been increasing rapidly. Therefore, we immediately seized this great opportunity and continually purchased processing equipment for special purposes so that we are able to not only satisfy our internal processing needs but also provide the processing services of our heavy-duty machines, oversize, premium and rare equipment outside of our company. The parts this equipment processes and produces can be applied to a wide range of industries with high precision needs. Therefore, we have established business relationships with Haerbin Electric Motor Factory, Haerbin Steam Turbine Factory, Dalian Heavy Duty & Hoisting Group, China 1st Heavy Duty Machinery Factory, etc., all of which are large-scale equipment manufacturing enterprises. We are also one of the few companies capable of processing large-scale hydraulic turbine parts for hydroelectric plants. Due to our reputation, capacity and quality of services and technicians in this line, our processing contracts increased dramatically, from $3.1 M in 2006 to $11.9 M in 2007, an increase of 278%.

Technical Support Services. In the first half of 2007, in order to protect the environment from pollution, the PRC government called for all iron and steel manufacturers or related industries to control SO2 emissions, otherwise, they have to close down their factories. Thus, there are immediate urgent needs for installing the desulphurization equipment which can control the flue gas. Due to our production capacity and excessive workload, we decided to subcontract part of our desulphurization procedure and only provide the technical support to the equipment installation. This was an unusual and unexpected market demand resulting from governmental behavior and policy. There was no such policy enforcement prior to 2007. Therefore, the revenue from technical support services is zero in 2006, while almost $9.5 M, 14.9% of the total net sales in 2007.

Cost of Sales

Our cost of sales increased approximately $27.6 million, or 516%, to approximately $32.9 million for the year ended December 31, 2007, from approximately $5.3 million for the same period in 2006. This increase was due to the substantial increase of our sales volume, especially the revenue from contracts (desulphurization, wastewater treatment and anti-oxidation products). The most significant component of cost of sales is raw material, which primarily includes steel plate, shapes and tubing. Such raw material cost increased approximately 569% from $3.4 million in 2006 to $22.8 million in 2007 as the sales increased almost 530% from $10 million to $63 million. We do not currently have long term contracts with our suppliers of raw material, and are consequently subject to potential short and long-term price fluctuations. However, our raw materials are generally available and can be acquired from a number of vendors which allows us to seek the most competitive prices. We are not dependent on any single vendor for any of our raw materials. The less significant components of our cost of sales are manufacturing costs and overhead and direct labor. In addition to seeking competitive prices, many of our equipment sales contracts also contain clauses which allow us to pass through certain price increases when they exceed certain hurdles.

Operating Expense.

Operating expenses for the twelve months ended December 31, 2007 increased to $14.9 million from $0.8 million for the same period ended December 31, 2006. The large increase was substantially attributable to a 2,033% increase in selling, general and administrative expenses to 14.7 million for the twelve months ended December 31, 2007 from $0.7 million for the twelve months ended December 31, 2006. The increase in our selling, general and administrative expenses was primarily due to certain extra expenses that we incurred and/or recorded in connection with our private placement, share exchange and restructuring transactions that we closed in October 2007. In particular, in 2007, we recorded the $7,499,520 stock compensation expense, which constituted 50.3% of our total operating expense, as a result of the require release of 1,674,000 make good escrow shares from the make good escrow account to our CEO and our Chairman of the Board pursuant to the Securities Purchase Agreement.. Such shares were valued at $4.48 per share which was the grant date fair value in accordance with SFAS 123R. Additionally, we incurred approximately $3.9 million selling, general and administrative expenses in commissions, outside professional services and travel in connection with the private placement, share exchange and restructuring transactions, which constituted 20.8% of our total operating expenses for the twelve months ended December 31, 2007.

Other Income and Expense.

Other income and expense include primarily interest income and interest expense. Our other income and expense increased to $575,779 for the twelve months ended December 31, 2007 from $317,282 for the corresponding period in 2006, representing an increase of 81.5%.

Interest income was immaterial due to the fact we have maintained a low cash balance for most of our operations. Interest expense increased to $0.53 million for the twelve months ended December 31, 2007 from $0.30 million for the period ended December 31, 2006, due to an increased amount of the bank debt financing we undertook during 2007. All bank debt that we had outstanding prior to December 31, 2007 was repaid by December 31, 2007, however we incurred a short-term bank loan amounted to $7,140,000 from one commercial bank in China in January, 2008 with annual interest at 7.47%, which will mature in February 2009 and is secured by certain buildings, equipment and land use rights. These funds were borrowed to ensure adequate working capital to fund rapid growth in orders in the first half of 2008.

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

The following tables present our net cash flows for the twelve months ended December 31, 2007 and for the same period ended December 31, 2006.

	For the twelve month ended December 31
	2007	2006
(In thousands)
Cash (used in) provided by operating activities	$(4,971)	4,026
Cash used in investing activities	(4,676)	$(5,022)
Cash provided by financing activities	$13,017	$4,469

Cash flow from operating activities.

Net cash used by operating activities was $4.97 million for the twelve months ended December 31, 2007 as compared to net cash of $4.02 million generated in the same period ended December 31, 2006. The negative cash flow from operating activities was chiefly attributable to an increased inventories and receivables as we expanded our equipment sales; our credit policies and contract terms remained unchanged, see Accounts Receivables, below.

Accounts Receivables

During the twelve months ended December 31, 2007, our accounts receivable rose to $21.0 million from $5.6 million at year-end 2006. Our accounts receivable at December 31, 2007 constituted approximately 33.8% of our total assets at that date. The level of our receivables reflects the combined effect of our growing revenues and our sales to a small number of large clients, which means that repayment or delay in repayment on even a single account can have a disproportionate effect on total receivables in any given period. Our growth in receivables is due almost entirely to rising sales. Of the $21.0 million outstanding as of December 31, 2007, approximately $8.9 million, or 42% has been collected as of March 31, 2008.

We design our credit policy based on our analysis of the financial conditions and creditworthiness of our customers. We sell almost exclusively to significant participants in China’s steel sector. Although they are all state-owned, many of these companies are listed either in China or on international stock markets, giving us direct access to audited financial data on our major customers. In addition, many of these firms enjoy policy support and/or access to bank loans. Accordingly, to date we have been able to extend trade receivables to our customers with no material adverse results. In addition to assessing our customers’ creditworthiness, for our waster-water treatment, desulphurization and anti-oxidation contracts, we also normally receive approximately 30% of contract value within 30 days of contract signing, giving us increased assurance that customers will pay. Additional receipts of 30% of contract value when a project is 60% completed and another 30% of contract value payment at commissioning, further reduce our repayment risk.

Contracts in progress

Contracts in progress represent work in progress. During the twelve months ended December 31, 2007, our contracts in progress rose to $2.8 million from $0 at year-end 2006, as we continued to perform on major equipment contracts.

Deposits with Suppliers

Deposits with suppliers are required to ensure timely delivery of raw materials and equipment needed to execute existing production contracts as well as to expand the business. Our deposits with suppliers rose to $12.1 million at year-end 2007, an increase of $11.8 million, as our production and sales rose during the same period. Of the $12.1 million outstanding as of December 31, 2007, approximately $7.3 million, or 60% as been used as of March 31, 2008.

Other Current Assets

During the twelve months ended December 31, 2007, our other current assets and prepaid expenses rose to $1.17 million from $0.17 million at year-end 2006. The increase was caused by our advances to employees and prepaid future operating costs.

Cash used in investing activities.

For the twelve months ended December 31, 2007, net cash used in investing activities decreased by $0.34 million to $4.68 million as compared to $5.02 million for the same period ended December 31, 2006. This decrease was primarily resulted from the purchase of property, plant and equipment.

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

Cost of Revenue. The cost of revenue for the twelve months ended December 31, 2006 increased by $2.5 million to $5.3 million from $2.8 million for the twelve months ended December 31, 2005, largely due to increased sales. As a percentage of revenue excluding government grants, the cost of revenue decreased to 50% for the twelve months ended December 31, 2006 from 76% for the same period of 2005, primarily because our acquisition of heavy machine tools in 2006 allowed us to process product parts and components in-house, resulting in machine processing savings.

Operating Expenses. Operating expenses for the twelve months ended December 31, 2006 increased to $0.8 million from $0.4 million for the same period ended December 31, 2005 as a result of higher levels of operations during the year of 2006. As a percentage of revenue, the operating expenses decreased by 3% to 7% for the twelve months ended December 31, 2006 from 10% for the same period in 2005.

Other Income and Expenses. Other income and expenses include primarily interest income and interest expense. Interest income was immaterial due to the fact we have maintained a low cash balance for most of our operations. Interest expense increased to $0.3 million for the twelve months ended December 31, 2006 from $0.09 million for the period ended December 31, 2005, due to an increased amount of the bank debt financing we undertook during 2006.

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

Cash and cash equivalents totaled $3.6 million as of December 31, 2006, as compared to $0.07 million as of December 31, 2005.

The following table presents our net cash flows for the twelve months ended December 31, 2006 and for the same period ended December 31, 2005.

	For the twelve months ended December 31
(In thousands)	2006	2005

Cash (used in) provided by operating activities	$4,026	$(147)
Cash (used in) provided by investing activities	$(5,022)	$(4,299)
Cash (used in) provided by financing activities	$4,469	$(3,808)

Cash flow from operating activities .   Net cash provided by operating activities was $4.03 million for the twelve months ended December 31, 2006 as compared to $0.15 million used in the same period ended December 31, 2005. The positive cash flow from operating activities was chiefly attributable to the increase in net income of $2.9 million to $3.2 million for the twelve months ended December 31, 2006 from $0.27 million for the same period in 2005, the $5.01 million we collected from our accounts receivable for the twelve months ended in December 31, 2006 and the $3.7 million reduction in accounts payable due to decrease in inventory and increases in production and project installations.

Cash used in investing activities . For the twelve months ended December 31, 2006, net cash used in investing activities increased by $0.72 million to $5.02 million as compared to $4.30 million for the same period ended December 31, 2005. This increase primarily resulted from the $0.5 million that we spent on deposits on fixed assets and the $0.3 million used in our purchase of intangible assets.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company reflects the activities of RINO International and its wholly owned subsidiaries Innomind, Dalian Innomind and its contractually controlled affiliate, RINO. All significant inter-company transactions and balances have been eliminated in consolidation.

Consolidation of Contractually Controlled Affiliate

On October 5, 2007 Dalian Innomind entered into Restructuring Agreements with RINO and its shareholders in which Dalian Innomind took over the management of the business activities of RINO. The Restructuring Agreements consist of the following agreements:

(a)	RINO sold some of its manufacturing equipment and tangible assets to Dalian Innomind for RMB 2,250,343;
(b)	RINO transferred all of its three, presently owned patents, and three presently pending patent applications, to Dalian Innomind for an aggregate transfer fee of RMB 10,000;
(c)	RINO will lease to Dalian Innomind substantially all of its manufacturing plant and land at an annual rent of RMB 612,000;
(d)
With respect to its presently owned patents, RINO will contemporaneously enter into a separate transfer agreement (the “Patent Transfer Contract”) with Dalian Innomind to accomplish their actual transfer to Dalian Innomind;

(e)
With respect to its presently pending patent applications, and in order to accomplish the actual transfer of, each such applied-for patent, RINO will enter into additional patent transfer contracts within ten days after the issuance of the patents; and

(f)	RINO has granted to Dalian Innomind the royalty-free, perpetual right to use the “RINO” trademark and logo.

The Company determined it has a controlling financial interest in RINO and consolidates the results of RINO based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany accounts have been eliminated in consolidation.

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

Our desulphurization projects require in general 6 to 7 months from inception to final installation and commissioning, while our anti-oxidation systems require about 3 to 4 months from inception to installation. Wastewater treatment equipment can require from 5 to 8 months from contract signing, depending in large part on the specific customer's ability to accept delivery. Significant production costs such as raw materials and labor are generally incurred pro rata over the time required to complete each project. The customer assigns a project manager to monitor the progress and quality of each installation. The project manager signs his approval at the end of each month during the installation, and then upon final testing and acceptance.

Our equipment sales contracts for wastewater treatment generally specify the volume of water to be treated and the acceptable levels of particulates in the water after treatment. Our equipment sales contracts for desulphurization also specify the volumes of flue gas emissions and the acceptable levels of sulfur dioxide and required temperatures of the exhaust flue gas after treatment. Contract for sales of anti-oxidation equipment specify similar performance criteria. Depending on the customer, equipment sales contracts may also contain penalties for delays and definitions of breach of contract. All equipment sales contracts specify payment terms. General payment terms on these contracts are 30%, 30%, 30% and 10%. The first 30% is due within 30 days of contract signing. When the project is 60% complete an additional 30% payment is due. When installation and testing are complete the other 30% payment is due, and the remaining 10% is held by the customer for up to a year following completion of the project to ensure quality of installation. To date the Company has not incurred significant costs toward a project after its completion and has had no difficulty collecting the full contract amounts when due. The contracts generally contain penalty provisions for failure to perform, including late penalties of up to 5% of contract value as well as penalties of up to 5% of contract value for technical failure.

The extended time period required to manufacture, deliver, and install our products entails recognizing revenue nearly always in more than one quarter and sometimes in more than one annual accounting period. This indicates to us that the percentage of completion method of revenue recognition offers financial statement users the most meaningful information on the Company’s revenues.

We estimate the percentage completion for each project based on the percentage of estimated total raw materials for the project actually installed and applied to work in progress in any period. While our production costs also include labor, depreciation, and other manufacturing costs, we believe that using the application of raw materials to work in progress to drive our percentage completion estimates offers the most concrete factual basis for estimation of percentage completion. This is because using raw materials to drive percentage of completion estimates prevents other estimates, such as allocation of overheads and utilities, from affecting our recognition of revenues. Our estimates of percentage completion are signed off at the end of each month by clients before we make progress billings. We believe this practice increases the objectivity of our estimates of percentage completion.

In addition to our specialty equipment sales, we use our heavy machining equipment to perform machining services for third parties. These engagements - numbering several hundred per year - are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement, we recognize revenues as services are performed, which is usually concurrent with delivery to the client, our contract prices are set by contract, collectibility is assured - we have little or no bad debt. Accordingly, these revenues can be recognized under SAB Topic 13. Machining services contracts generally set out the machining work to be performed, including machining tolerances, number of pieces to be worked, payment terms, timing of delivery, and price per unit of work.  The contract price is generally paid upon acceptance by the customers of the completed work after testing by the customers according to the contract specifications. RINO is generally responsible for shipping.  Dalian RINO generally accepts responsibility to replace defective products, paying triple the packaging and related costs as a penalty to the customer.  Escalating penalties of 1-5% apply for missed delivery deadlines; unilateral cancellation of the contract by Dalian RINO generally results in a penalty of 10% of contract value.  In case of disputes, parties can accept arbitration or proceed directly to court action.

The Company also provided technical professional services to its customers based on a fixed-price time contract. The Company recognized services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured. Technical services contracts specify the final user, the nature of the project and the type of technology service to be provided.  Contracts are valid for one year from signing; payments are generally front-loaded, with 70% due within one month of signing, 20% due at completion of construction, and 10% due at commissioning. In the event of insurmountable technical obstacles caused by the recipient of the technical services, the recipient need not be refunded monies already paid and the contract is canceled.  In the event of insurmountable technical obstacles caused by the provider of the technical services, the provider must repay 50% of monies received and the contract is canceled.

Costs and estimated earnings in excess of billings

The current costs and estimated earning in excess of billings represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize revenue.

Inventories

Raw materials are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

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

Accounting Treatment of the Private Placement

The cash held in escrow pursuant to the Securities Purchase Agreement will be accounted for as other current assets and will not be shown as cash or cash equivalents on the our balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares constitute a share-based award contingent on performance conditions subject to the accounting guidance of SFAS 123(R). The grant-date fair value of the award will be recognized as compensation expense over the periods in which the performance conditions are met. If the performance conditions are not met for any period, a portion of the Make Good Escrow Shares will be released to the Investors and no expense will be recorded by the Company for those shares. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the EPS denominators in accordance with SFAS 128. For the year ended December 31, 2007, compensation expense related to the Make Good Escrow Shares was $7,499,520.

Liquidated damages potentially payable by the Company under the Registration Rights Agreement will be accounted for in accordance with FSP EITF 00-19-2. Estimated damages at the time of closing will be recorded as a liability and deducted from additional paid-in capital as costs of issuance. Estimated damages determined later pursuant to the criteria for SFAS 5 will be recorded as a liability and deducted from operating income.

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

Part IV.

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 11, 2008 on its behalf by the undersigned, thereunto duly authorized.

RINO INTERNATIONAL CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Chief Executive Officer and Director	June 11, 2008
Zou Dejun	(Principal Executive Officer)

/s/ Bruce Richardson	Chief Financial Officer and Secretary	June 11, 2008
Bruce Richardson	(Principal Financial Officer)

/s/ Qiu Jianping	Chairman of the Board	June 11, 2008
Qiu Jianping

/s/ Quan Xie	Director	June 11, 2008
Quan Xie

/s/ Kennith Johnson	Director	June 11, 2008
Kennith Johnson

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES

Jimmy C.H. Cheung & Co
Certified Public Accountants
(A member of Kreston International)

Registered with the Public Company
Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Jade Mountain Corporation

We have audited the accompanying restated consolidated balance sheets of Jade Mountain Corporation and subsidiaries, as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders' equity and restated cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the restated financial position of Jade Mountain Corporation, as of December 31, 2007 and 2006, and the results of its operations and its restated cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20, the Company restated its consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date: January 23, 2008, except for Notes 4, 18 and 20, as to which the date is June 6, 2008

1607 Dominion Centre, 43 Queen's Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067
Email: jimmycheung@jimmycheungco.com
Website: http://www.jimmycheungco.com

1

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	Restated	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,390,631	$3,604,350
Restricted cash	1,000,000	-
Accounts receivable, net of allowances	21,043,006	5,622,219
Contracts in progress	2,818,122	-
Inventories, net	178,480	111,321
Deposits with suppliers	12,092,202	266,638
Other current assets and prepaid expenses	1,174,464	171,772
Total Current Assets	45,696,905	9,776,300

PROPERTY AND EQUIPMENT, NET	11,000,581	10,460,727

OTHER ASSETS
Prepaid expenses (non-current)	95,706	-
Deposits on property and equipment	3,751,343	534,608
Intangible assets, net	639,176	268,628
Land use rights, net	979,414	528,084
TOTAL ASSETS	$62,163,125	21,568,347

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,534,858	$3,858,078
Liquidated damages payable	1,000,000	-
Other payables and accrued liabilities	802,245	885,674
Notes payable	-	4,221,298
Due to a stockholder	106,963	451,921
Business tax and other taxes payable	581,444	195,438
Income tax payable	5,970,794	540,531
Value added tax payable	2,989,365	12,500
Total Current Liabilities	13,985,669	10,165,440

LONG-TERM LIABILITIES
Notes payable - long term	-	3,453,790
Deferred tax liabilities	-	655,705
TOTAL LIABILITIES	13,985,669	14,274,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2007 and 2006)	-	-
Common stock ($0.0001 par value, 10,000,000,000 shares authorized, 2007: 25,000,000 shares issued and outstanding, 2006: 17,899,643 shares issued and outstanding)	2,500	1,790
Additional paid-in capital	32,701,982	3,827,447
Retained earnings
Unappropriated	11,376,163	2,940,341
Appropriated	2,109,539	326,556
Accumulated other comprehensive gain	1,987,272	197,278
Total Stockholders' Equity	48,177,456	7,293,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,163,125	$21,568,347

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

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

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,218,805	$3,152,870	$270,999
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation - cost of sales	571,267	279,880	146,944
Depreciation-operating expenses	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Stock compensation expenses-shares issued	49,000	-	-
Stock compensation expenses-options issued	38,204	-	-
Stock compensation expenses-shares placed in Escrow	7,499,520	-	-
Imputed interest on advances from a stockholder	33,019	26,482	22,744
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(14,435,613)	(5,011,716)	2,287,423
Contracts in progress	(2,705,985)	739,686	(498,034)
Inventories	(57,130)	796,329	(843,331)
Deposits with suppliers	(11,337,385)	1,965,146	(795,539)
Other current assets and prepaid expenses	(951,441)	(66,090)	114,849
Value added tax recoverable	-	464,353	(451,821)
Prepaid expenses ( non-current)	(91,898)	-	-
Increase (decrease) in:
Accounts payable	(1,525,537)	2,542,849	(1,149,324)
Other payables and accrued liabilities	(138,641)	(2,250,644)	611,674
Business tax payable	357,730	191,413	-
Income tax payable	5,178,462	508,199	(1,218)
Value added tax payable	2,857,585	12,243	(25,220)
Deferred tax liabilities	(672,947)	575,642	64,762
Net cash (used in) provided by operating activities	(4,970,994)	4,025,514	(146,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(831,886)	(4,235,354)	(4,298,778)
Purchase of intangible assets	(380,717)	(263,096)	-
Purchase of land use rights	(410,125)	-	-
Deposits on property and equipment	(3,053,405)	(523,598)	-
Net cash used in investing activities	(4,676,133)	(5,022,048)	(4,298,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	1,780	657,509	2,274,135
Net proceeds from stock issuance in private placement	22,253,722	-	-
Restricted cash in escrow	(1,000,000)	-	-
Due to a stockholder	(361,098)	53,065	(2,122,999)
Bank loans borrowed	-	7,517,017	3,657,070
Bank loans repaid	(7,876,910)	(3,758,508)	-
Net cash provided by financing activities	13,017,494	4,469,083	3,808,206

EFFECT OF EXCHANGE RATES ON CASH	415,914	61,475	(27,441)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,786,281	3,534,024	(664,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,604,350	70,326	734,844

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,390,631	$3,604,350	$70,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$531,334	$297,303	$85,457
Cash paid for income tax	$519,258	$67,459	$21,844

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

Deposits with suppliers of $12,092,202 and $266,638 as of December 31, 2007 and 2006, respectively, represents prepayments for raw materials and parts. Down payments for manufacturing equipment related to the Company’s expansion of plant, property and equipment totaled $3,751,343 and $534,608 as of December 31, 2007 and 2006 and is reported on the balance sheet as deposits on property and equipment.

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

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Other payables	$536,707	$279,273
Deposits from customers	116,214	4,973
Short-term advances from third parties	-	454,109
Accrued liabilities	149,324	147,319
	$802,245	$885,674

10.	LIQUIDATED DAMAGES PAYABLE

	2007	2006

Provision for liquidated damage with regard to registration rights agreement	$500,000	$-
Provision for payment of liquidated damage with regard to independent board members	500,000	-
	$1,000,000	$-

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

The Company accrued $500,000 as liquidated damages payable in accordance with the provisions of SFAS 5 and recorded the offset as a deduction from additional paid-in capital as a cost of capital. This amount accrued is based on the penalties due between February 1, 2008 to April 8, 2008 on or before which the Company anticipates the Board of Directors will consist of a minimum of 5 members with a majority of which are independent directors.

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

The Company relied on a small number of customers in China. Five major customers accounted for 88% of the sales for the year ended December 31, 2007, four customers accounted for 97% of the Company’s total sales for the year ended December 31, 2006, and five largest customers accounted for 95% of the Company’s total sales for the year ended December 31, 2005. At December 31, 2007 and 2006, accounts receivable from those customers totaled $18,479,541 and $3,647,913, respectively.

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

20.  RESTATEMENT

Subsequent to the publication of the financial statements Management determined that there were material errors in the presentation of current assets and cash flows related to the payment of deposits for the acquisition of property and equipment. These financial statements have been restated to correct those errors. Each financial statement line item that was affected is detailed in the following table.

	2007	2007	2006	2006
	Original	Restated	Original	Restated
Consolidated Balance Sheets
Deposits with suppliers	$15,843,545	$12,092,202	$801,246	$266,638
Total Current Assets	49,448,248	45,696,905	10,310,908	9,776,300
Deposits on property and equipment	-	3,751,343	-	534,608

Consolidated Statements of Cash Flows
(Increase) decrease in: Deposits with suppliers	(14,390,791)	(11,337,385)	1,441,549	1,965,146
Net cash (used in) provided by operating activities	(8,024,400)	(4,970,994)	3,501,917	4,025,514
Deposits on property and equipment	-	(3,053,405)	-	(523,598)
Net cash used in investing activities	(1,622,728)	(4,676,133)	(4,498,450)	(5,022,048)

The restatement had no effect on the income statement, including net income and earnings per share.