Form 10-K/A
period 2007-12-31
RINO International CORP
filed 2008-08-04
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Annual Report on Form 10-K/A, Amendment No. 3 (“Amendment No. 3”) is being filed by the registrant solely to amend Part I, Item 1A (Risk Factors) contained in the Annual Report on Form 10-K/A, Amendment No. 1, which was filed with the Securities and Exchange Commission on April 1, 2008 (“Amendment No. 1”) and Part II, Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) and Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K/A, Amendment No. 2, which was filed with the Securities and Exchange Commission on June 11, 2008 (“Amendment No. 2”).

Subsequent to the publication of the financial statements of the registrant for the fiscal years ended December 31, 2007 and 2006, management of the registrant determined that there were material errors in the presentation of current assets, concentration of risks related to the registrant’s largest customers and cash flows related to the payment of deposits for the acquisition of property and equipment in the registrant’s financial statements. As a result the registrant restated the financial statements in Amendment No.2. Subsequent to the filing of Amendment No. 2, management of the Company determined that there were also errors in the restated financial statements filed with Amendment No. 2 causing redeemable stock to be presented as permanent equity. The restatement had no effect on the income statement, including net income and earnings per share. This Amendment No. 3 is being filed to restate the financial statements and footnotes thereto and the report of the independent public accountants in Amendment No. 2, to correct certain disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 2, including disclosure concerning the registrant’s revenue recognition policies, to correct the Selected Financial Data section as a result of the restatement of the financial statements and to file as exhibits and include in the list of exhibits new certifications of the principal executive officer and principal financial officer of the Company. All of the Items which have been amended are being restated in their entirety.

Except as described in the above, no other provisions of the Annual Report on Form 10-K or Amendment No. 1 or Amendment No.2 are being amended.

Part I

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our common stock.

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

We may not be able to effectively control and manage our growth

Our sales revenues (excluding government grants) have increased from $10,307,630   for the fiscal year ended December 31, 2006 to $63,387,308 for the fiscal year ended December 31, 2007. Our net sales increased by $9,255,104 million to $19,045,425 or 94.5% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy these kinds of increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

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

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 88% of our net sales during the twelve months ended December 2007, sales to our four largest customers accounted for approximately 97% of our net sales for the twelve months ended December 31, 2006 and sales to our five largest customers accounted for 95% of our net sales for the twelve months ended December 31, 2005. During the three months ended March 31, 2008 and 2007, five major customers accounted for approximately 64.5% and 94.4% of our net sales respectively. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

Our recognition of revenue could prove inaccurate.

We use percentage completion to recognize revenue. The inherent difficulty of measuring completed output in our projects prior to full completion requires us to estimate percentage completion by measuring actual inputs in a given period relative to total estimated inputs required for a project. An incorrect estimate of total inputs required for a project, or an inaccurate accounting of actual inputs in any given period could cause us to misstate revenues by a material amount. If revenues were overestimated or underestimated, net income would also be over- or underestimated, as would accounts receivable.

Our accounts receivable have historically been high.

We record our revenue based on percentage completion, but are paid according to contract terms which only indirectly use percentage completion, causing leads and lags between our recording of revenue and our customers’ repayment of receivables. Moreover, we sell to large steel manufacturers which require time to fulfill internal control procedures before effecting payment. Finally, performance retainages of 10% of contract value are recorded at project commissioning and remain in our accounts receivable until one year after project commissioning. These factors all combine to raise our receivables as days sales outstanding. While to date we have only recorded de minimis bad debt, we cannot guarantee that all our accounts receivable will be collected or that they will be collected in a timely manner.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for “non-accelerated filers,” as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Based on our management’s assessment of our internal control over financial reporting, our management has concluded that our internal control was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. However, our internal control over financial reporting system has yet to be evaluated by an external auditor for the purposes of providing an attestation report required by Section 404 of the Sarbanes-Oxley Act of 2002. If, in the future, management identifies one or more material weaknesses, and/or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

We rely on our Chairman and CEO, the founders of RINO for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Zou Dejun our CEO, and Ms. Qiu Jianping, our Chairman of the Board. The loss of the services of Mr. Zou or Ms. Qiu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Zou and Ms. Qiu will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We carry key man life insurance of $5.0 million apiece for Mr, Zou and Ms. Qiu but do not carry key man life insurance for any other key personnel.

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

We currently do not carry any product liability or other similar insurance. Unlike in the U.S. and other countries, product liability claims and lawsuits are relatively rare in the PRC. However, we cannot assure you that we would not face liability in the event of the failure of any of our products. We cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposures and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

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

We are conducting our business out of Dalian Innomind after we completed the asset purchases and leases as contemplated in the Restructuring Agreements. The restructuring of RINO’s business through assets transfers and leases to Dalian Innomind may affect RINO’s existing customer relationships. To the extent the existing customers do not want to assign their purchase orders to a newly formed entity (i.e., Dalian Innomind) the Restructuring Agreements provide a mechanism to allow RINO to continue its operations under Dalian Innomind’s control. However, we cannot assure you that the customers will continue their business relationships with us or RINO after this complicated restructuring. Any loss of RINO’s existing customers will have an adverse impact on our revenues and net profits.

Our Restructuring Agreements with RINO and its shareholders may not be as effective in providing control over these entities as direct ownership and potential conflicts of interest may occur in the performance and enforcement of the Restructuring Agreements in the future.

We operate our business through Dalian Innomind, our indirect wholly-owned subsidiary in the PRC, and rely on the Restructuring Agreements with RINO and its shareholders to control the operations of RINO. While we own and/or lease some of RINO’s key manufacturing assets through Dalian Innomind, and to the extent that any aspect of RINO’s business needs to be conducted through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations, the Restructuring Agreements may not be as effective in providing control over RINO as direct ownership as we depend on the shareholders of RINO to perform their obligations under the Restructuring Agreements and the effective enforcement of these agreements when necessary.

Consequently, if RINO or any of its shareholders fails to perform its or his respective obligations under the Restructuring Agreements, we may have to incur substantial costs and resources to enforce those agreements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. For example, if the shareholders of RINO refuse to transfer their equity interest in RINO to us or our designee if we exercise the equity purchase option under the Restructuring Agreements, then we will have to pursue available remedies under PRC law for them to fulfill their contractual obligations.

The terms of the Restructuring Agreements were negotiated between RINO and the investors in the private placement that we completed on October 5, 2007 on behalf of the Company at an arms-length, the approval of which by the Company was a condition precedent to closing of the private placement. However, there may be potential conflicts of interest in the performance and enforcement of the Restructuring Agreements because our CEO and director, Mr. Zou, who, together with his wife, Ms. Qiu Jianping, our Chairman of the Board, are the sole beneficiaries of The Innomind Trust which holds 71.60% of all of our outstanding common stock and together they also hold 100% of RINO’s equity interest. As such, we can not assure you that Mr. Zou, in his capacity as our CEO and director, will act in the best interest of the Company when a conflict between us and RINO arises because of his ownership interest in RINO. For example, if RINO violates the Restructuring Agreement because of its failure to pay any management fee to Dalian Innomind, the fact that Mr. Zou has a 90% ownership interest in RINO may affect his decision as to whether and/or how vigorously the Company will seek to enforce its rights under the Restructuring Agreements.

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

Inflation in the PRC could negatively affect our profitability and growth .

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

Because Dalian Innomind was incorporated before the effective date of these recent tax law changes, it has been “grandfathered” into the pre-change scheme. As a consequence, as a WFOE, Dalian Innomind is entitled to: (i) a two-year exemption from enterprise income taxation beginning in its first year of operations; (ii) a 12% enterprise income tax rate for the next three years; and (iii) application of the standard enterprise income tax rate (which will be 25% as of January 1, 2008) thereafter.

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

Due to lack of official interpretation, some of the terms and provisions of the SAFE Notice and its implementation rules remain unclear, and the implementation of the SAFE Notice by central SAFE and local SAFE branches has been inconsistent since its adoption. Based on the advice of our PRC counsel, Global Law Offices, located in Beijing, and after consultation with relevant SAFE officials, we believe that the PRC resident shareholders of RINO International Corporation, were required to complete their respective SAFE registrations pursuant to the SAFE Notice.

Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether the SAFE Notice and implementation rules will apply to us, we cannot predict how SAFE will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our or our parent company’s PRC resident shareholders. In addition, such PRC residents may not always be able to complete registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or RINO’s PRC resident shareholders or future PRC resident shareholders to comply with the SAFE Notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

All of our present officers and some of our directors reside outside of the United States. In addition, our operating subsidiary, Dalian Innomind, and controlled affiliate, RINO, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

The 5,464,357 shares issued in the October 5, 2007 private placement may be redeemable under the Securities Purchase Agreement

The Securities Purchase Agreement contained a transferable provision such that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement and the company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years.

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

Our common stock is currently subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. On July 18, 2008, the last sale price of our common stock was $8.250 per share according to Yahoo Finance. These regulations impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

This is an offering of 5,580,428 shares of our common stock by the selling stockholders, all of which (assuming the effectiveness of the registration statement of which this prospectus is a part) are freely tradable. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Part II

Item 6. Selected Financial Data.

The following selected consolidated financial data for December 31, 2007 and 2006 and income statement data for the years ended December 31, 2007, 2006 and 2005 are derived from our consolidated financial statements included elsewhere in this registration statement. Balance sheet data for December 2005, 2004 and 2003 and income statement data for the years ended December 31, 2004 and 2003 have been compiled from the financial records of the company, without audit, and are presented in accordance with US GAAP. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and their related notes included elsewhere in this registration statement. The historical results presented are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions)
Statement of Operations:
Net Sales (net of Government grants)	$63.4	10.3	3.6	2.9	0.0
Gross Profit	30.7	5.4	0.8	0.2	0.0
Selling, general & administrative expenses	14.7	0.7	0.3	0.4	0.0
Income from Operations	15.8	4.6	0.5	(0.2)	0.0
Interest expense, net	0.5	0.3	0.0	0.004	0.0
Income from Operations before Taxes	15.2	4.3	0.4	(0.2)	0.0
Income Tax Expense	5.0	1.2	0.0	0.002	0.0
Net income (loss)	$10.2	3.2	0.3	(0.2)	0.0
Basic earnings per common share	$0.52	0.18	0.2	(0.1)	0.0
Fully diluted earnings per common share	$0.52	0.18	0.2	(0.1)	0.0
Basic EPS denominator	19,611,510	17,899,643	17,899,643	17,899,643	17,899,643
Fully diluted EPS denominator	19,694,481	17,899,643	17,899,643	17,899,643	17,899,643

Other Financial Data :
Cash flow provided by (used in) operating activities	$(5.0)	4.0	(0.1)	1.9	(0.1)
Cash flow used in investing activities	(4.7)	(5.0)	(4.3)	1.9	0.8
Cash flow provided by (used in) financing activities	13.0	4.5	3.8	0.0	0.8

Consolidated Balance Sheet Data :
Cash and cash equivalents	$7.4	3.6	0.1	0.	0.01
Accounts receivable, net	21.0	5.6	0.5	2.	0.4
Total Assets	62.2	21.6	11.8	7.	1.4
Accounts Payable	2.5	3.9	1.2	1.	0.5
Notes Payable	0	4.2	3.7	0.0	0
Notes Payable - long term	$0	3.5	0.0	0.0	0
Total Common Stock and Other Stockholders’ Equity	23.7	7.3	3.2	0.7	0.8

The selected financial data presented above is substantially the operating results for Dalian RINO. For the years ended December 31 2006, 2005, 2004, and 2003, all operations were undertaken by Dalian RINO. Beginning October 5, 2007, Dalian RINO began to pay all its after tax net income to Dalian Innomind as a management fee under the terms of the Entrusted Management Agreement. From October 5, 2007, the two companies’ operations are consolidated as a contractually controlled affiliate under EITF 97-2. RINO International Corporation and Innomind Group Limited exist as holding companies and have only de minimis income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We also receive grants from local government with amounts varying from year to year as rewards for our continued investment in new technologies. While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430, or 0.4% of our total equipment and services sales revenue for the period. In the twelve months ended December 31, 2006, we received government grants of $448,515, or 4.4% of our total sales revenue for the period. In the twelve months ended December 31, 2005, we received government grants of $52,418, or 1.4% of our total equipment and services sales revenues for the period. In the three months ended March 31, 2008 and 2007, we received no government grants for our technology development efforts. For the three months ended March 31, 2008, we were awarded a government incentive prize in the amount of $73,377 by the local PRC government for Dalian RINO’s significant tax contribution as a tax-payer which we recorded as our other income.

All our products are custom-built pursuant to our customers’ specific requirements. We enter into fixed price engineering and installation agreements with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our headquarter facilities before being installed at our customers’ sites. Generally, we fulfill our contracts in twelve months.

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

In connection with the Share Exchange, through a series of agreements between Dalian Innomind and RINO that we refer to as the “Restructuring Agreements,” which were signed on October 3, 2007, and closed on October 5, 2007, Dalian Innomind agreed to: (i) purchase and lease from RINO some of RINO’s assets and properties, including, among other things, the purchase of certain of RINO’s key manufacturing equipment for $298,173 (or RMB 2,250,343), patent and trade mark for $1,325 (or RMB 10,000) and the lease of RINO’s manufacturing plants and land at an annual rent of approximately $82,778 (or RMB 610,000); and (ii) fully conduct and manage RINO’s business (the “Business”) in exchange for RINO’s payment to Dalian Innomind of a management fee equal to the Business’s monthly net profits. To the extent that any aspect of the Business needs to be conducted directly through RINO in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control RINO and any of its remaining assets and operations. For more information about the Restructuring Agreements, please see “Business — Acquisition of Innomind and the Business of RINO, — Restructuring Agreements to Acquire RINO’s Operating Business” at pages 62-64 of this prospectus.

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

Recent Accounting Pronouncements

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

Revenue Recognition

Equipment Sales Contracts

The Company enters into long-term fixed price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Our contracts are generally for single, seamless solutions, a fact that would make estimation of percentage completion by measuring outputs of little value to financial statement users. Accordingly, we estimate percentage completion based on inputs rather than on outputs, as discussed in SOP 81-1 paragraph 47. Under the percentage-of-completion cost-to-cost method outlined in SOP 81-1 paragraph 44, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the contract. When total cost estimates exceed projected revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

Our equipment sales contracts are fixed-price contracts generally for turnkey projects which include design, manufacture of equipment, and installation of equipment, which can require extensive fabrication and construction work in the client’s steel mill. Accordingly, desulphurization projects require in general 6 to 7 months from inception to final installation and commissioning, while our anti-oxidation systems require about 3 to 4 months from inception to installation. Wastewater treatment equipment can require from 5 to 8 months from contract signing, depending in large part on the specific customer’s ability to accept delivery.

Our equipment sales contracts specify detailed performance criteria. Depending on the customer, contracts may also contain penalties for delays and definitions of breach of contract. All equipment sales contracts specify payment terms. In general, the first 30% is due from the customer within 30 days of contract signing. On average, when the project is 60% complete an additional 30% payment is due. When installation and testing are complete the other 30% payment is due, and the remaining 10% is held by the customer for up to a year following completion of the project to ensure quality of installation. To date the Company has not incurred significant costs toward a project after its completion and has had no difficulty collecting the full contract amounts when due.

Because our contracts are generally for single, seamless solutions, we estimate percentage completion based on inputs rather than on outputs, as discussed in SOP 81-1 paragraph 47. We use a cost to cost method of estimating percentage completion for any given reporting period. Specifically, we use the raw materials applied to a project as a percentage of total estimated raw materials for the project to estimate percentage completion.  “Applied” in this context means raw materials that are actually fabricated into components for a specific project and not held in inventory, for example “applied” would mean steel on which we have begun fabrication operations, or welding supplies or coatings that have been used or painted on components. We believe this accords with the intent of SOP 81-1 paragraph 49, which precludes using the mere purchase of raw materials to drive percentage completion estimates.

Significant production costs such as raw materials and labor are generally incurred pro rata over the time required to complete each project, beginning with machining of equipment parts in our production facilities in Dalian to fabrication and assembly of housings, towers, and other items constructed on site in our clients’ steel mills. While our production costs also include labor, depreciation, and other manufacturing costs, we believe that using the application of raw materials to work in progress to drive our percentage completion estimates offers the most concrete factual basis for estimation of percentage completion as this prevents the allocation of overheads and utilities from directly affecting our recognition of revenues. We believe our use of raw materials is in accord with the material quantities mentioned in SOP 81-1 paragraph 48.

While our estimated percentage completion is driven by our application of raw materials, our contract terms provide the observation and inspection recommended by SOP 81-1 paragraph 51. The customer assigns a project manager to monitor the progress and quality of each installation. The project manager signs his approval at the end of each month during the installation, and then upon final testing and acceptance. The second 30% progress payment is triggered by a percentage completion milestone, in many cases when 60% of a project is completed, while the final 30% progress payment becomes due at commissioning. Thus the project manager knows that each approval of percentage completion of a project brings the project closer to a progress payment milestone. We believe this acts as a natural check to prevent excessive estimates of percentage completion. As our estimates of percentage completion are signed off at the end of each month by clients before we make progress billings, we believe this practice increases the objectivity of our estimates of percentage completion.

Services Contracts

In addition to our specialty equipment sales, we use our heavy machining equipment to perform machining services for third parties. These engagements - numbering several hundred per year - are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement, we recognize revenues as services are performed, which is usually concurrent with delivery to the client, our contract prices are set by contract, collectibility is assured - we have little or no bad debt. Accordingly, these revenues can be recognized under SAB Topic 13. Machining services contracts generally set out the machining work to be performed, including machining tolerances, number of pieces to be worked, payment terms, timing of delivery, and price per unit of work.  The contract price is generally paid upon acceptance by the customers of the completed work after testing by the customers according to the contract specifications. Dalian RINO is generally responsible for shipping.  Dalian RINO generally accepts responsibility to replace defective products, paying triple the packaging and related costs as a penalty to the customer.  Escalating penalties of 1-5% apply for missed delivery deadlines; unilateral cancellation of the contract by Dalian RINO generally results in a penalty of 10% of contract value.  In case of disputes, parties can accept arbitration or proceed directly to court action.

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

The Securities Purchase Agreement has a transferable provision in which the Company may be required to pay to the investors, as liquidated damages, an amount equal to the entire amount that the investors invested in the private placement, without interest, and in such case the investors must return all the shares acquired if any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Restructuring Agreements or the Share Exchange Agreement, and the Company cannot undo or otherwise address its materially adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC government action. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years. These shares are included as outstanding common stock for purposes of earnings per share. However, according to the legal opinion issued by the Company’s PRC counsel, the Restructuring Agreements and the organizational structure resulted thereunder are legal and enforceable under current PRC law and that changes to current law would need to be enacted in order for the PRC government or any of its entities to challenge the structure of the Company. Therefore, the Company believes that the chances of the restructuring structure being successfully challenged are remote.

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

	For the twelve months ended December 31
Net Sales (in thousands)	2007	% to Total Net Sales	2006	% to Total Net Sales	Increase
Wastewater treatment contracts	$6,968	10.99%	$5,499	53.34%	26.71%
Flue gas desulphurization (including related royalties, and ancillary equipment)	33,140	52.32%
Anti-oxidation equipment and coatings	1,966	3.10%
Machining services	11,859	18.70%	3,136	30.42%	278.16%
Technical support services	9,452	14.90%	1,673	16.23%	464.97%
Total Net Sales	$63,385	100%	$10,308	100%	515.30%

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

M achining Service Contracts .  In the past few years, the demand for large machinery processing in power-generating, mining, ship building, paper and steel manufacturing industries in China has been increasing rapidly. Therefore, we immediately seized this great opportunity and continually purchased processing equipment for special purposes so that we are able to not only satisfy our internal processing needs but also provide the processing services of our heavy-duty machines, oversize, premium and rare equipment outside of our company. The parts this equipment processes and produces can be applied to a wide range of industries with high precision needs. Therefore, we have established business relationships with Haerbin Electric Motor Factory, Haerbin Steam Turbine Factory, Dalian Heavy Duty & Hoisting Group, China 1st Heavy Duty Machinery Factory, etc., all of which are large-scale equipment manufacturing enterprises. We are also one of the few companies capable of processing large-scale hydraulic turbine parts for hydroelectric plants. Due to our reputation, capacity and quality of services and technicians in this line, our processing contracts increased dramatically, from $3.1 M in 2006 to $11.9 M in 2007, an increase of 278%.

Technical Support Services .   In the first half of 2007, in order to protect the environment from pollution, the PRC government called for all iron and steel manufacturers or related industries to control SO2 emissions, otherwise, they have to close down their factories. Thus, there are immediate urgent needs for installing the desulphurization equipment which can control the flue gas. Due to our production capacity and excessive workload, we decided to subcontract part of our desulphurization procedure and only provide the technical support to the equipment installation. This was an unusual and unexpected market demand resulting from governmental behavior and policy. There was no such policy enforcement prior to 2007. Therefore, the revenue from technical support services is zero in 2006, while almost $9.5 M, 14.9% of the total net sales in 2007.

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

Other Income and Expense .

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

Cash flow from operating activities .

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

Accounts receivable as days sales outstanding increased to 119 days as of December 31, 2007, versus days sales outstanding of 188 days as of December 31, 2006. We estimate that our accounts receivable balance as of June 30, 2008 contained no material retainages.

Our accounts receivable are owed to us by major participants in China’s steel sector, these firms receive government policy support and have access to funding from China’s banks and in some cases from equity capital markets. Over the course of our Company’s operations only de minimis receivables have been written off. Moreover, our receivables relate largely to sales of environmental protection equipment, a priority item as China’s authorities are now requiring steelmakers to retrofit environmental protection solutions. However, regardless of our past experience, we cannot guarantee that current receivables will be fully collected.

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

Cash provided by financing activities .

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

  Revenues .

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

	For the twelve months ended December 31
(In thousands)	2006	2005	Increase

Wastewater treatment contracts	$5,499	$3,585	$1,914
Machining service contracts	3,136	-	3,136
Technical support services	1,673	-	1,673

	$10,308	$3,585	$6,723

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

Cash and cash equivalents totaled $3.6 million as of December 31, 2006, as compared to $0.07 million as of December 31, 2005.

The following table presents our net cash flows for the twelve months ended December 31, 2006 and for the same period ended December 31, 2005.

	For the twelve months ended December 31
(In thousands)	2006	2005

Cash (used in) provided by operating activities	$4,026	$(147)
Cash (used in) provided by investing activities	$(5,022)	$(4,299)
Cash (used in) provided by financing activities	$4,469	$3,808

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

Item 8. Financial Statements and Supplementary Data.

The Company's consolidated financial statements, together with the independent registered public accounting firm report thereon appear at pages starting from F-1of this Form 10-K/A.

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

The selected financial data presented above is substantially the operating results for Dalian Rino. Until October 5, 2007, all operations were undertaken by Dalian Rino. From that date forward, the results of Dalian Rino are consolidated with those of Dalian Innomind Group Limited and Jade Mountain Corporation pursuant to the Restructuring Agreements whereby Dalian Rino became a contractually controlled affiliate under EITF 97-2. Consequently, the quarterly financial data is not the same as that previously reported by RINO International Corporation on on Forms 10-QSB.

INDEX TO FINANCIAL STATEMENTS

Audited and Consolidated Financial Statements of Jade Mountain Corporation for the Years ended December 31, 2007, 2006 and 2005

i.	Report of Independent Registered Certified Public Accounting Firm	F-1

ii.	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

iii.	Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2007, 2006 and 2005	F- 3

iv.	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2007, 2006 and 2005	F-4

v.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-5

vi.	Notes to the Consolidated Financial Statements	F-6

Jimmy C.H. Cheung & Co	Registered with the Public Company
Certified Public Accountants	Accounting Oversight Board
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Jade Mountain Corporation

We have audited the accompanying restated consolidated balance sheets of Jade Mountain Corporation and subsidiaries, as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and restated cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 21, the Company restated its consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date: January 23, 2008, except for Notes 4 and 19, as to which the date is June 6, 2008 and Notes 15 and 21, as to which the date is July 21, 2008.

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067
Email: jimmycheung@jimmycheungco.com
Website: http://www.jimmycheungco.com

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	Restated	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,390,631	$3,604,350
Restricted cash	1,000,000	-
Accounts receivable, net of allowances	21,043,006	5,622,219
Contracts in progress	2,818,122	-
Inventories, net	178,480	111,321
Deposits with suppliers	12,092,202	266,638
Other current assets and prepaid expenses	1,174,464	171,772
Total Current Assets	45,696,905	9,776,300

PROPERTY AND EQUIPMENT, NET	11,000,581	10,460,727

OTHER ASSETS
Prepaid expenses (non-current)	95,706	-
Deposits on property and equipment	3,751,343	534,608
Intangible assets, net	639,176	268,628
Land use rights, net	979,414	528,084
TOTAL ASSETS	$62,163,125	21,568,347

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,534,858	$3,858,078
Liquidated damages payable	1,000,000	-
Other payables and accrued liabilities	802,245	885,674
Notes payable	-	4,221,298
Due to a stockholder	106,963	451,921
Business tax and other taxes payable	581,444	195,438
Income tax payable	5,970,794	540,531
Value added tax payable	2,989,365	12,500
Total Current Liabilities	13,985,669	10,165,440

LONG-TERM LIABILITIES
Notes payable - long term	-	3,453,790
Deferred tax liabilities	-	655,705
TOTAL LIABILITIES	13,985,669	14,274,935

REDEEMABLE COMMON STOCK
Common stock ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	-

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2007 and 2006)	-	-
Common stock ($0.0001 par value, 10,000,000,000 shares authorized, 2007: 25,000,000 shares issued and outstanding including 5,464,357 redeemable shares, 2006: 17,899,643 shares issued and outstanding)	2,500	1,790
Additional paid-in capital	8,221,663	3,827,447
Retained earnings
Unappropriated	11,376,163	2,940,341
Appropriated	2,109,539	326,556
Accumulated other comprehensive gain	1,987,272	197,278
Total Common Stock and Other Stockholders' Equity	23,697,137	7,293,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,163,125	$21,568,347

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2007	2006	2005

NET SALES

Contracts	$42,073,308	$5,499,370	$3,585,299
Services	21,313,500	4,808,260	-
Government grant	228,430	448,515	52,418
	63,615,738	10,756,145	3,637,717
COST OF SALES
Cost of contracts	(24,170,825)	(3,104,611)	(2,626,882)
Cost of services	(8,178,852)	(1,960,453)	-
Depreciation	(571,267)	(279,880)	(146,944)
	(32,920,944)	(5,344,944)	(2,773,826)

GROSS PROFIT	30,694,794	5,411,201	863,891

OPERATING EXPENSES
Selling, general and administrative expenses	14,733,445	690,877	278,048
Depreciation	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Total Operating Expenses	14,875,436	789,749	376,635

INCOME FROM OPERATIONS	15,819,358	4,621,452	487,256

OTHER INCOME (EXPENSES)
Other income	12,926	19,639	622
Interest income	32,065	855	8,315
Imputed interest	(33,019)	(26,482)	(22,744)
Interest expenses	(531,334)	(297,303)	(85,457)
Other expenses	(56,417)	(13,991)	(31,603)
Total Other Expenses	(575,779)	(317,282)	(130,867)

INCOME FROM OPERATIONS BEFORE TAXES	15,243,579	4,304,170	356,389

INCOME TAX EXPENSE	(5,024,774)	(1,151,300)	(85,390)

NET INCOME	10,218,805	3,152,870	270,999

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,789,994	174,303	22,975

COMPREHENSIVE INCOME	$12,008,799	$3,327,173	$293,974

Net income per share-basic	$0.52	$0.18	$0.02
Weighted average number of shares -basic	19,611,510	17,899,643	17,899,643
Net income per share-diluted	$0.52	$0.18	$0.02
Weighted average number of shares -diluted	19,694,481	17,899,643	17,899,643

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (RESTATED)

	Redeemable			Additional	Unappropriated	Appropriated	Accumulated	Total Common
	Common	Common Stock		Paid-in	Retained	Retained	Other Comprehensive	Stock and Other	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Earnings	Income	Stockholders' Equity	Income
Balance at January 1, 2005	$-	17,899,643	$1,790	$846,577	$(156,972)	$-	$-	$691,395

Contribution by stockholders	-	-	-	2,274,135	-	-	-	2,274,135
Imputed interest on advances from a stockholder	-	-	-	22,744	-	-	-	22,744
Net income for the year	-	-	-	-	270,999	-	-	270,999
Transfer to statutory surplus reserve	-	-	-	-	(11,243)	11,243	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	22,975	22,975	-
Comprehensive income	-	-	-	-	-	-	-	-	$293,974
Balance at December 31, 2005	-	17,899,643	1,790	3,143,456	102,784	11,243	22,975	3,282,248

Contribution by stockholders	-	-	-	657,509	-	-	-	657,509
Imputed interest on advances from a stockholder	-	-	-	26,482	-	-	-	26,482
Net income for the year	-	-	-	-	3,152,870	-	-	3,152,870
Transfer to statutory surplus reserve	-	-	-	-	(315,313)	315,313	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	174,303	174,303	-
Comprehensive income	-	-	-	-	-	-	-	-	3,327,173
Balance at December 31, 2006	-	17,899,643	1,790	3,827,447	2,940,341	326,556	197,278	7,293,412

Recapitalization	-	491,000	49	(49)	-	-	-	-
Shares issued in private placement less costs of issuance	24,480,319	5,464,357	546	(2,227,143)	-	-	-	(2,226,597)
Shares issued in cost of private placement	-	1,125,000	113	(113)	-	-	-	-
Stock compensation expenses - shares issued	-	20,000	2	48,998	-	-	-	49,000
Stock compensation expenses - shares issued	-	-	-	38,204	-	-	-	38,204
Stock compensation expenses - escrow shares	-	-	-	7,499,520	-	-	-	7,499,520
Provision for liquidated damages	-	-	-	(1,000,000)	-	-	-	(1,000,000)
Contribution by stockholders	-	-	-	1,780	-	-	-	1,780
Imputed interest on advances from a stockholder	-	-	-	33,019	-	-	-	33,019
Net income for the year	-	-	-	-	10,218,805	-	-	10,218,805
Transfer to statutory surplus reserve	-	-	-	-	(1,782,983)	1,782,983	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,789,994	1,789,994	-
Comprehensive income	-	-	-	-	-	-	-	-	$12,008,799
Balance at December 31, 2007	$24,480,319	25,000,000	$2,500	$8,221,663	$11,376,163	$2,109,539	$1,987,272	$23,697,137

The accompanying notes are an integral part of these consolidated financial statements

JADE MOUNTAIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,218,805	$3,152,870	$270,999
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation - cost of sales	571,267	279,880	146,944
Depreciation-operating expenses	87,670	87,750	87,766
Amortization of intangible assets	42,667	-	-
Amortization of land use rights	11,654	11,122	10,821
Stock compensation expenses-shares issued	49,000	-	-
Stock compensation expenses-options issued	38,204	-	-
Stock compensation expenses-shares placed in Escrow	7,499,520	-	-
Imputed interest on advances from a stockholder	33,019	26,482	22,744
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(14,435,613)	(5,011,716)	2,287,423
Contracts in progress	(2,705,985)	739,686	(498,034)
Inventories	(57,130)	796,329	(843,331)
Deposits with suppliers	(11,337,385)	1,965,146	(795,539)
Other current assets and prepaid expenses	(951,441)	(66,090)	114,849
Value added tax recoverable	-	464,353	(451,821)
Prepaid expenses ( non-current)	(91,898)	-	-
Increase (decrease) in:
Accounts payable	(1,525,537)	2,542,849	(1,149,324)
Other payables and accrued liabilities	(138,641)	(2,250,644)	611,674
Business tax payable	357,730	191,413	-
Income tax payable	5,178,462	508,199	(1,218)
Value added tax payable	2,857,585	12,243	(25,220)
Deferred tax liabilities	(672,947)	575,642	64,762
Net cash (used in) provided by operating activities	(4,970,994)	4,025,514	(146,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(831,886)	(4,235,354)	(4,298,778)
Purchase of intangible assets	(380,717)	(263,096)	-
Purchase of land use rights	(410,125)	-	-
Deposits on property and equipment	(3,053,405)	(523,598)	-
Net cash used in investing activities	(4,676,133)	(5,022,048)	(4,298,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	1,780	657,509	2,274,135
Net proceeds from redeemable preferred stock issuance in private placement	22,253,722	-	-
Restricted cash in escrow	(1,000,000)	-	-
Due to a stockholder	(361,098)	53,065	(2,122,999)
Bank loans borrowed	-	7,517,017	3,657,070
Bank loans repaid	(7,876,910)	(3,758,508)	-
Net cash provided by financing activities	13,017,494	4,469,083	3,808,206

EFFECT OF EXCHANGE RATES ON CASH	415,914	61,475	(27,441)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,786,281	3,534,024	(664,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,604,350	70,326	734,844

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,390,631	$3,604,350	$70,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$531,334	$297,303	$85,457
Cash paid for income tax	$519,258	$67,459	$21,844

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

The financial statements of Innomind, Dalian Innomind and Dalian Rino (whose functional currencies are HK$, RMB and RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the year. All exchange translation differences are recorded as a component of accumulated other comprehensive income within common stock and other stockholders’ equity. The translation gain recorded for the years ended December 31, 2007, 2006 and 2005 was $1,789,994, $174,303 and $22,975 respectively.

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

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method.

(R)	Segments

The Company designs and manufactures pollution control equipment and other equipment designed to reduce the resource intensity of steel production, effectively serving one segment. Accordingly, segment disclosure is not presented. Additional details on the composition of revenues are presented in Note 19, Concentrations and Risks below.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations , was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of adopting SFAS No. 141R will have an impact on its accounting for business combination once adopted, but the effect is dependent upon acquisition at that time.

2.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Accounts receivable	$21,043,006	$5,622,219
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$21,043,006	$5,622,219

As of December 31, 2007, 2006 and 2005, the Company considered all accounts receivable collectible and has not recorded a provision for doubtful accounts. Our equipment sales contracts call for performance retainages of 10% of contract value for one year after commissioning. Accounts receivable as of December 31, 2007 and 2006 contain performance retainages of $1,618,203 and $1,171,405, respectively.

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

15.	REDEEMABLE COMMON STOCK

In accordance with the Securities Purchase Agreement, the Company received $24,480,319 (or $21,253,722 net proceeds after deducting the offering expenses) from a group of accredited investors (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act) for an issue of 5,464,357 shares of restricted common stock at $4.48 in a private placement transaction. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 in connection with the issuance of these shares. The Securities Purchase Agreement contained a transferable provision such that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement and the company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years. These shares are included as outstanding common stock for purposes of earnings per share.

16.	COMMON STOCK AND OTHER STOCKHOLDERS’ EQUITY

(A)	Appropriated retained earnings

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

17.	STOCK-BASED COMPENSATION

(A)	Stock-based compensation-option

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

The 250,000 options issued during the year of 2007 had fair value of approximately $458 , 448. The Company recognized $38,204 of compensation expenses in general and administrative expenses for the year ended December 31, 2007.

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

18.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

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

(B)	Capital commitments

As of December 31, 2007 and 2006, the Company had firm purchase commitments for capital projects in progress of $750,844 and $702,494 respectively.

19.	CONCENTRATIONS AND RISKS

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

20.	ESCROW ACCOUNTS

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

21.	RESTATEMENT

Subsequent to the publication of the financial statements Management determined that there were material errors in the presentation of current assets and cash flows related to the payment of deposits for the acquisition of property and equipment. There were also errors causing redeemable stock to be presented as permanent equity, as described in Note 15. These financial statements have been restated to correct those errors. Each financial statement line item that was affected is detailed in the following table.

	2007	2007	2006	2006
	Original	Restated	Original	Restated
Consolidated Balance Sheets
Deposits with suppliers	$15,843,545	$12,092,202	$801,246	$266,638
Total Current Assets	49,448,248	45,696,905	10,310,908	9,776,300
Deposits on property and equipment	-	3,751,343	-	534,608
Redeemable common stock	-	24,480,319	-	-
Additional paid-in capital	32,701,982	8,221,663	3,827,447	3,827,447
Total common stock and other stockholders’ equity (previously ‘Stockholders’ equity’)	48,177,456	23,697,137	7,293,412	7,293,412

Consolidated Statements of Cash Flows
(Increase) decrease in: Deposits with suppliers	(14,390,791)	(11,337,385)	1,441,549	1,965,146
Net cash (used in) provided by operating activities	(8,024,400)	(4,970,994)	3,501,917	4,025,514
Deposits on property and equipment	-	(3,053,405)	-	(523,598)
Net cash used in investing activities	(1,622,728)	(4,676,133)	(4,498,450)	(5,022,048)

The restatement had no effect on the income statement, including net income and earnings per share.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Certificate of Incorporation. (1)

3.2	Bylaws. (1)

4.1	Common Stock Specimen (4)

4.2	Form of Warrant (2)

5.1	Legal Opinion of Guzov Ofsink, LLC re legality of the common stock being registered (5)

10.1	Share Exchange Agreement dated October 5, 2007 by and among the Company, Zhang Ze and Innomind Group Limited (2)

10.2	Translation of Purchase Agreement, dated as of October 3, 2007, by and among Dalian Rino Engineering Science and Technology Co., Ltd., and Dalian Innomind Environment Engineering Co., Ltd. (2)

10.3.1
Translation of Entrusted Management Agreement, dated as of October 3, 2007, by and among Dalian Innomund Environment Engineering Co., Ltd., Dalian Rino Engineering Science and Technology Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.4	Translation of Patent Transfer Contract, dated as of October 3, 2007, by and among Dalian Rino Engineering Science and Technology Co., Ltd., and Dalian Innomind Environment Engineering Co., Ltd. (2)

10.5	Translation of Shareholders’ Voting Proxy Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.6	Translation of Exclusive Option Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.7	Translation of Pledge of Equity Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (2)

10.8	Securities Purchase Agreement, dated as of September 27, 2007 by and among the Company and the named investors (2)

10.9	Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and Zou Dejun and Qiu Jianping (4)

10.9.1	Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and The Innomind Trust (4)

10.9.2	Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and Bruce Richardson (4)

10.10	Registration Rights Agreement, dated as of September 27, 2007, by and among Jade Mountain Corporation and the investors signatory - thereto (4)

10.11	Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between RINO and Douglas Financial (5)

10.12	Side Letter Agreement dated July 27, 2007 by and between Douglas Financial LLC and Dalian RINO Environmental Engineering Science and Technology Co., Ltd. (5)

10.13	Employment Agreement dated September 27, 2007, by and between Jade Mountain Corporation and Bruce Richardson (5)

14.1	Code of Ethics

21.1	List of subsidiaries (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith
(1)	Incorporated herein by reference to the Registration Statement on Form 10-SB filed with the SEC on April 5, 2007.

(2)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Current Report filed by the Company on October 12, 2007.

(3)	Incorporated herein by reference to the Current Report on Form 8-K/A filed by the Company on October 19, 2007.

(4)	Incorporated herein by reference to the Current Report on Form SB-2 filed by the Company on November 19, 2007.

(5)	Incorporated herein by reference to the Registration Statement on Form S-1/A filed with the SEC on March 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 1, 2008 on its behalf by the undersigned, thereunto duly authorized.

RINO International Corporation (formerly Jade Mountain Corporation)

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Chief Executive Officer and Director	August 1, 2008
Zou Dejun	(Principal Executive Officer)

/s/ Bruce Richardson	Chief Financial Officer and Secretary	August 1, 2008
Bruce Richardson	(Principal Financial Officer)

/s/ Qiu Jianping	Chairman of the Board	August 1, 2008
Qiu Jianping

/s/ Zhang Weiguo	Director	August 1, 2008
Zhang Weiguo

/s/ Quan Xie	Director	August 1, 2008
Quan Xie

/s/ Kennith Johnson	Director	August 1, 2008
Kennith Johnson