Form 10-Q/A
period 2008-03-31
RINO International CORP
filed 2008-08-05
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

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

Explanatory Note

This Quarterly Report on Form 10-Q/A, Amendment No. 1 (“Amendment No. 1”) is being filed by the registrant solely to amend Part I, Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 6 (Exhibits) contained in the Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2008 (the “Original 10-Q”).

Subsequent to the filing of the Original 10-Q, management of the registrant determined that there were errors in the financial statements filed with Original 10-Q causing redeemable common stock to be presented as permanent equity. The restatement had no effect on the income statement, including net income and earnings per share. This Amendment No. 1 is being filed to restate the financial statements and footnotes thereto, to revise the Management’s Discussion and Analysis of Results of Operations as a result of the restatement of the financial statements and to file as exhibits and include in the list of exhibits new certifications of the principal executive officer and principal financial officer of the Company. All of the Items which have been amended are being restated in their entirety.

Except as described in the above, no other provisions of the Quarterly Report on Form 10-Q are being amended.

Part I

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of RINO International Corporation for the Three Months ended March 31, 2008 and 2007

i.	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	F-1

ii.	Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2008 and 2007 (unaudited)	F-2

iii.	Consolidated Statements of Common Stock and Other Stockholders’ Equity for the Three Months Ended March 31, 2008 (unaudited)	F-3

iv	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	F-4

v.	Notes to the Consolidated Financial Statements (unaudited)	F-5 - F-25

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited) (Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,147,346	$7,390,631
Restricted cash	4,991,412	1,000,000
Accounts receivable	25,271,971	20,840,336
Notes receivable	952,087	202,670
Costs and estimated earnings in excess of billings	1,049,322	2,818,122
Inventories	244,323	178,480
Advances for inventory purchase	14,754,199	12,092,202
Other current assets and prepaid expenses	1,685,924	1,174,464
Total current assets	55,096,584	45,696,905

PROPERTY AND EQUIPMENT, NET	11,426,247	11,000,581

OTHER ASSETS
Prepaid expenses (non-current)	89,250	95,706
Advances for equipment and construction material purchase	6,219,083	3,751,343
Intangible assets, net	1,674,283	1,618,590
Total other assets	7,982,616	5,465,639

Total assets	$74,505,447	$62,163,125

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,160,540	$2,534,858
Liquidated damages payable	1,500,000	1,000,000
Other payables and accrued liabilities	830,810	802,245
Notes payable	2,392,052	-
Sales commission payable	786,561	-
Due to a stockholder	79,753	106,963
Other taxes payable	(56,465)	581,444
Income tax payable	1,233,524	5,970,794
Value added tax payable	2,937,899	2,989,365
Short-term loan	7,140,000	-
Total current liabilities	19,004,674	13,985,669

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES	-	-

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 25,000,000 shares issued and outstanding including 5,464,357 redeemable shares as of March 31, 2008 and December 31, 2007)	2,500	2,500
Additional paid-in capital	8,261,729	8,221,663
Retained earnings	15,841,263	11,376,163
Statutory reserves	2,664,785	2,109,539
Accumulated other comprehensive income	4,250,177	1,987,272
Total common stock and other stockholders' equity	31,020,454	23,697,137
Total liabilities and shareholders' equity	$74,505,447	$62,163,125

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUES:
Contracts	$16,297,745	$5,536,867
Services	2,747,680	4,253,454
	19,045,425	9,790,321

COST OF SALES
Cost of contracts	10,262,689	3,373,786
Cost of services	902,394	1,396,920
Depreciation	157,775	120,484
	11,322,858	4,891,190

GROSS PROFIT	7,722,567	4,899,131

OPERATING EXPENSES
Selling, general and administrative expenses	2,145,491	1,297,348
Depreciation	32,605	26,526
Amortization	15,914	11,464
Research and development	10,483	-
TOTAL OPERATING EXPENSES	2,204,493	1,335,338

INCOME FROM OPERATIONS	5,518,074	3,563,793

OTHER INCOME (EXPENSE), NET
Other income	73,377	-
Interest income	21,926	1,643
Interest expenses	(78,704)	(153,857)
Liquidated damage expense	(500,000)	-
Other expenses	(14,327)	(2,623)
TOTAL OTHER EXPENSES	(497,728)	(154,837)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,020,346	3,408,956

PROVISION FOR INCOME TAXES	-	-

NET INCOME	5,020,346	3,408,956

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,262,905	(364,264)

COMPREHENSIVE INCOME	$7,283,251	$3,044,692

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,000,000	17,899,643
Diluted	25,161,062	17,899,643

EARNINGS PER SHARE:
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Statutory	Unrestricted	comprehensive
	of shares	stock	capital	reserve	earnings	income	Totals
BALANCE, December 31, 2007	25,000,000	$2,500	$8,221,663	$2,109,539	$11,376,163	$1,987,272	$23,697,137

Stock compensation expenese-options issued			38,204				38,204
Imputed interest on advances from a shareholder			1,862				1,862
Net income					5,020,346		5,020,346
Allocation to statutory reserve				555,246	(555,246)		-
Foreign currency translation gain						2,262,905	2,262,905

BALANCE, March 31, 2008 (Unaudited)	25,000,000	$2,500	$8,261,729	$2,664,785	$15,841,263	$4,250,177	$31,020,454

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,020,346	$3,408,956
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	190,379	155,689
Amortization	15,914	11,998
Imputed interest	1,862	18,271
Amortization of long term prepaid expense	10,483	-
Accrued liquidated damages	500,000	-
Changes in operating assets and liabilities
Accounts receivable	(3,430,834)	3,985,692
Notes receivable	(724,697)	(190,704)
Contract in process	1,853,886	(7,631,873)
Inventories	(56,679)	(17,003)
Other receivables and prepaid expenses	550,260	(340,565)
Advances for inventory purchase	(2,079,379)	(1,852,751)
Accounts payable	(476,669)	(122,583)
Sales commission payable	769,871	-
Other payables and accrued liabilities	(5,329)	1,233,615
Value added tax payables	(180,442)	(1,547,597)
Income tax and other tax payables	(5,546,217)	(434,443)
Net cash provided by (used in) operating activities	(3,587,245)	(3,323,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	-	60,863
Purchase of property and equipment	(128,377)	(164,783)
Purchase of intangible assets	-	(584,336)
Advances for construction material and equipment purchase	(2,252,156)	(21,284)
Net cash used in investing activities	(2,380,533)	(709,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) due to related parties	(31,231)	597,384
Increase of restricted cash	(4,906,720)	-
Increase of notes payable	2,341,296	-
Proceeds from short-term bank loan	6,988,500	52,202
Payments on long-term bank loans	-	42,710
Net cash provided by financing activities	4,391,845	692,296

EFFECT OF EXCHANGE RATE ON CASH	332,648	111,646

DECREASE IN CASH AND CASH EQUIVALENTS	(1,243,285)	(3,228,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,390,631	3,604,350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,147,346	$375,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$76,856	$129,314
Income taxes	$4,896,545	$495,995

The accompanying notes are an integral part of this statement.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

RINO International Corporation (formerly known as “Jade Mountain Corporation” or “JMC”), (the“Company) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. In August 2000, the Company determined that it would be unable to complete the development of its primary product and ceased its ongoing business operations.

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

Effective May 9, 2008, Jade Mountain Corporation changed its original name to “RINO International Corporation.” The board approved the changed name and deemed it better reflect the direction and business of the Company.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

The Company has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

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

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 20 is accounted for as other current assets and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

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

Services

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

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2008 and 2007 amounted to $104,275 and $67,913, respectively. In addition, $26,997 and $648 of transportation and unloading charges and product inspection charges were charged to Cost of Sales in the three months ended March 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of SFAS 2, “Accounting for Research and Development Costs”, the Company expenses the costs associated with the R&D activities when incurred.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123(R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Foreign Currency Translation

JMC and Innomind maintain their accounting records in their functional currency in the United States dollars and Hong Kong Dollars, respectively, whereas Dalian Innomind and Dalian Rino maintain their accounting records in their functional currency, Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

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

NOTE 3 – RESTRICTED CASH

Restricted cash consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Project bidding	$1,599,360	$-
Security deposit for notes payable	2,392,052	-
Escrow account	1,000,000	1,000,000
Total	$4,991,412	$1,000,000

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Accounts receivable	$25,271,971	$20,840,336
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$25,271,971	$20,840,336

As of March 31, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts. Our equipment sales contracts call for performance retainages of 10% of contract value for one year after commissioning. Accounts receivable as of March 31, 2008 and December 31, 2007 contain performance retainages of $2,954,804 and $1,618,203, respectively.

NOTE 5 – INVENTORIES

As of March 31, 2008 and December 31, 2007, inventories consisted of raw material and supplies amounted to $244,323 and $178,480, respectively.

For the periods ended March 31, 2008 and December 31, 2007, no provision for obsolete inventories was recorded by the Company.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 6 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

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

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of intangible assets at March 31, 2008 and December 31, 2007:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Unaudited)
Land use rights	$1,079,934	$1,033,970
Patents and licenses	714,000	683,611
	1,793,934	1,717,581
Less: accumulated amortization	119,651	98,991
Net	$1,674,283	$1,618,590

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $15,914 and $11,998, respectively.

NOTE 9 – LIQUIDATED DAMAGES PAYABLE

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

Independent Directors

Pursuant to the Securities Purchase Agreement, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. The Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”) and will only be released by the escrow agent on receiving requisite written notice from the investor representatives when this requirement is met. Failing to comply with this requirement, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,803, for each month or part of a month, pro rata, in which independent directors do not constitute a majority of the 5-member board.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages payment was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between December 8, 2007 to April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore is $418,513. To date, no liquidated damages have been paid.

NOTE 10 – NOTES PAYABLE

Balances at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Notes payable to one domestic equipment provider, no interest, due in September 2009, secured by restricted cash balance reported in NOTE 3 - RESTRICTED CASH, above.	$2,392,052	$-
Total	$2,392,052	$-

NOTE 11 – SHORT TERM BANK LOANS PAYABLE

Balances at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Due to bank, interest at 7.47%, in February 2009, secured by certain buildings, equipment, and land use rights	$7,140,000	$-
Total	$7,140,000	-

Total interest expense on the bank loans for the three months ended March 31, 2008 and 2007 amounted to $78,704 and $153,857, respectively.

NOTE 12 – INCOME TAXES

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

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as Foreign Invested Enterprise (“FIE”) so no provision for income tax was made.

Before July 2007, Dalian Rino was also qualified as Foreign Invested Enterprise (“FIE”) so no provision for income tax was made for the three months ended March 31, 2007. On July 12, 2007, Dalian Rino changed its license status to as a domestic entity and was subject to an income tax rate of 33%.

Starting January 1, 2008, the new Enterprise Income Tax laws went effective. Under the new law, Dalian Innomind and Dalian Rino are entitled to a three-year income tax exemption and a 50% income tax reduction for the following three years, no provision for income tax was made for 2008.

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

NOTE 13 – REDEEMABLE COMMON STOCK

On October 5, 2007, the Company received $24,480,319 (or $21,253,722 net proceeds after deducting the offering expenses) from a group of accredited investors and issued 5,464,357 shares of restricted common stock at $4.48 per share. The Securities Purchase Agreement contained a transferrable provision such that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement and the company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years. These shares are included as outstanding common stock for purposes of earnings per share.

NOTE 14 – COMMON STOCK AND OTHER STOCKHOLDERS’ EQUITY

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

Common Stock and Warrants

Issuance of Common Stock in Private Placement

In connection with the private placement, 250,000 shares of common stock were issued to a consultant for advisory services. This was accounted for as a cost of issuance and recorded as additional paid-in capital in the accompanying financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between the Company and the placement agent, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This was accounted for as a cost of issuance and recorded as additional paid-in capital in the accompanying financial statements.

The warrants issued to the placement agent qualify as permanent equity under EITF 00-19, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

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

NOTE 15 – STOCK BASED COMPENSATION

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

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	250,000	$5.38	-
Granted
Forfeited
Exercised
Balance, March 31, 2008	250,000	$5.38	-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

The following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.38	250,000	2.50 years	$ 5.38	-	$ 5.38

Total	250,000			-

NOTE 16 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2008	2007
Net income	$5,020,346	$3,408,956
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$5,020,346	$3,408,956

Weighted average number of common stock – Basic	25,000,000	17,899,643
Effect of dilutive securities:
Warrants and options	161,062	-
Weighted average number of common stock – Diluted	25,161,062	17,899,643
Earnings per share:
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

NOTE 17 – RELATED PARTY TRANSACTIONS

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

NOTE 18 – CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state   owned banks within the People’s Republic of China. Total cash deposited with these banks at March 31, 2008 and December 31, 2007 amounted to $11,138,758 and $8,390,631, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $4,739 and $3,725or the three months ended March 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

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

NOTE 20 – ESCROW ACCOUNTS

At the private placement closing, Zou Dejun and Qiu Jianping, who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of Dalian Rino - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income (“ATNI”) for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. For purposes of the Make Good agreements only, no expense related to return of the shares from escrow would be charged against ATNI. If the Company not achieved the 2007 net income target, Zou Dejun and Qiu Jianping would have been obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis. The 2007 net income target was achieved and the shares are to be returned to Zou and Qiu. If we fail to achieve the 2008 net income target, Zou and Qiu must transfer to the investors the remaining 3,906,000 shares still in escrow.

No later than February 2, 2008, the Company’s Board of Directors were to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). This covenant was complied with on March 20, 2008. Until this covenant was complied with, we were required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent did not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 120 days after the private placement closing, we were required to pay liquidated damages of $244,803 per month (or partial month) until the default is cured. No liquidated damages have yet been paid.

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

NOTE 21 – RESTATEMENT

Subsequent to the publication of the financial statements Management determined that there were material errors in the presentation of redeemable stock that was presented as permanent equity. These financial statements have been restated to correct those errors. Each financial statement line item that was affected is detailed in the following table.

	March 31, 2008	March 31, 2008	December 31, 2007	December 31, 2007
	Original	Restated	Original	Restated
Consolidated Balance Sheets
Redeemable common stock	-	24,480,319	-	24,480,319
Additional paid-in capital	32,742,048	8,261,729	32,701,982	8,221,663
Total common stock and other stockholders’ equity (previously ‘Stockholders’ equity’)	55,500,773	31,020,454	48,177,456	23,697,137

The restatement had no effect on the statements of income and comprehensive income, including net income and earnings per share, or the statements of changes in cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to (i) RINO International Corporation (formerly, Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of the People’s Republic of China (the “PRC”), and Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“RINO” or “Dalian Rino”).

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

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. In the first quarter of 2007, we also earned a significant amount of revenue from providing technical support to a business partner for the fulfillment of its desulphurization contract. That technical support business maintained our revenue growth while we experienced production capacity constraints. This business declined throughout the final 2 quarters of 2007 as we built up adequate production capacity which allowed us to refocus on our manufacturing business. . We did not generate any revenue from technical support business in the three months ended March 31, 2008.

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

Results of Operations

Three Months Ended March 31, 2008 and March 31, 2007

Results of Operations

Net Sales

Net sales increased by $9,255,104 to $19,045,425 or 94.5% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase in first quarter 2008 was due to continued growth in demand across our entire product lines except for technical support services which we discontinued in the first quarter of 2008. The breakdown of the revenue growth is as follows:

	For the three months ended March 31,
	2008		2007
	Net Sales 000	% to Total	Net Sales 000	% to Total	% Increase
Wastewater treatment equipment	$2,178.1	11.4%	$1,852.5	18.9%	17.6%
Flue gas desulphurization (including ancillary equipment)	12,471.1	65.5%	3,164.6	32.3	294.1%
Anti-oxidation equipment and coatings	1,648.6	8.7%	519.8	5.3	217.2%
Machining service contracts	2,747.6	14.4%	1,652.6	16.9	66.3%
Technical support services	-	-	2,600.8	26.6	-100.0%
Total Net Sales	$19,045.4	100.0%	$9,790.3	100.0%	94.5%

Wastewater treatment equipment. Our line of wastewater treatment continued to enjoy strong demand in the face of increasingly strict environmental enforcement. In the first quarter of 2008, we executed wastewater treatment equipment contracts in the amount of $2.2 million. Our net sales from wastewater treatment for the first quarter of 2008 increased 17.6% as compared to our net sales from wastewater treatment for the corresponding period in 2007. Net sales increased primarily on rising unit volumes, as we recorded revenues on two contracts related to 51 water filtration canisters in first quarter 2008, versus revenues on one contract related to 40 canisters in first quarter 2007. We have orders for an additional approximately 100 wastewater filtration canisters and related slurry and sludge handling equipment, for which the company is in the process of evaluating the scope of work and complexity of the custom-design for each order in order to fix the prices for the contracts.  We estimate the value of these contracts will be at least $12.0 million. However, we can not guarantee that these orders will become contracts or that we will be paid should our efforts be successful in performing the contracts.

Flue Gas Desulphurization equipment. Our flue gas desulphurization equipment continued to enjoy strong growth in the first quarter of 2008 with an increase of 294.1% as compared to that for the corresponding period in 2007 as tightening environmental policies required increased reductions in emissions of sulfur dioxide. Increased activity in desulphurization of sintering operations has attracted competitors, including some international providers. This has lead to increased time spent in the tendering and negotiation processes, but as of the date of this report we have succeeded in one major long-term round of bidding, winning against international competitors. In addition to continuing to win bids, we are now winning tenders for very large sinters; both the sales volumes and the expected gross margins on these products are higher than those of existing installations in our current portfolio. Although we have a strong record of performance and profitability, with nearly no bad debt, we cannot guarantee that the contracts won will be successfully executed or that we will be paid should our efforts be successful.

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

Machining service contracts. Our machining services continued to record strong growth for the three months ended Marsch 31, 2008 with an increase of 66.3% as compared to that for the corresponding period in 2007. The increase was primarily attributable to the increase of service orders and our increased ability to obtain orders with higher contract prices because of our reputation, track record and proven ability to handle more technically sophisticated and challenging projects. In addition, we were able to obtain service orders directly from repeat customers without having to go through third parties to whom we would be required to pay commissions and new customers who approached us because of our reputation. Although we enjoy good relations with customers of our machining services, we can offer no assurance of future growth in this product line.

Technical support services. Before we had production capacity to manufacture desulphurization equipment, we offered technical support services on desulphurization of sinter flue gases to a single client. These services were provided in first and second quarters of 2007. After we obtained manufacturing capacity we discontinued technical support services.

Cost of Sales

The cost of sales for the three months ended March 31, 2008 increased by $6.4 million to $11.3 million from $4.9 million for the three months ended March 31, 2007, largely due to increased sales. As a percentage of sales, the cost of sales rose to 59.5% for the three months ended March 31, 2008 compared to 50.0% for the same period of 2007. This decline in gross profitability reflects the combined effects of changes in product mix, with none of the higher margin services revenue recorded in first quarter 2008, and the effects of rising prices of steel, one of our primary raw materials. The gross margin achieved in the three months ended March 31, 2008 is however within the historical range of the Company’s quarterly gross margins.

Operating Expense.

Operating expenses for the three months ended March 31, 2008 increased to $2.2 million from $1.3 million for the same period ended March 31, 2007. The 65% increase in our selling, general and administrative expenses was also a result of higher levels of operations in 2008 and on increased sales and travel expenses related to bidding on higher value-added projects.  Specifically, sales commissions rose 86.9% to $952,271 for the three months ended March 31, 2008 from $509,563 in the same period in 2007, while expenses related to compliance with securities regulators rose to $235,874 in the three months ended March 31, 2008 from $0 in the same period in 2007.  Similarly, labor expenses rose to $391,473 in the first three months of 2008, a 140.1% increase from the $162,519 recorded in the first quarter of 2007.  Only consulting expense recorded a material fall, dropping 92.3% to $26,646 in the three months ended March 31, 2008 from $350,425 in the same period in 2007.

Other Income and Expense.

Our other income increased to $73,377 for the three months ended March 31, 2008 from $0 for the corresponding period in 2007, which consisted of a government incentive prize awarded by the local PRC government to reward Dalian RINO for its significant tax contribution as a tax-payer. Our other expenses increased to $14,327 for the three months ended March 31, 2008 from $2,623 for the corresponding period in 2007, representing an increase of 446.2%. Approximately $11,271 of other expenses represents discretionary donations to educational scholarships.

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

The following tables present our net cash flows for the three months ended March 31, 2008 and for the same period ended March 31, 2007.

	For the three months ended March 31,
US$ thousands	2008	2007
Cash provided by (used in) operating activities	$(3,587)	$(3,323)
Cash used in investing activities	$(2,381)	$(710)
Cash provided by financing activities	$4,392	$692

Cash flow from operating activities.

Net cash used in operating activities was $3,587,245 for the three months ended March 31, 2008 as compared to net cash used in operations of $3.3 million in the same period ended March 31, 2007. Increased net income and higher non-cash expenses increased cash flows from operations, as did a sharp drop in contracts in progress. These increases to cash flow from operations were partially offset by increased accounts receivable and by settlement of income taxes payable.

Accounts Receivables

During the three months ended March 31, 2008, our accounts receivable rose to $25.3 million from $20.8 million at December 31, 2007. Of the $20.8 million outstanding as of December 31, 2007, approximately $8.9 million, or 42% has been collected as of March 31, 2008.   As a percentage of total assets, our accounts receivable remained steady at 33.9% at March 31, 2008, as compared to that of 33.5% at December 31, 2007. The level of our receivables reflects the combined effect of our growing revenues and our sales to a small number of large clients, which means that repayment or delay in repayment on even a single account can have a disproportionate effect on total receivables in any given period. While our growth in receivables is due largely to rising sales, the terms of our sales contracts also raise our accounts receivable as revenues are recorded and accounts receivable increased in accord with our estimates of percentage completion, but repayments of accounts receivable are driven solely by our contract terms.

Accounts receivable as days sales outstanding increased to 125 days as of March 31, 2008, versus days sales outstanding of 119 days as of December 31, 2007. This increase is in part due to increased sales revenue and in part due to an increased amount of performance retainages under our sales contracts, which call for total prepayments of 90% of contract price at equipment commissioning, with a 10% performance retainer for one year after commissioning. The total value of these 10% performance retainages is added to as projects are commissioned and is subtracted from as the first anniversary of commissioning passes and the retainage is paid to the Company. We track repayments of accounts receivable by customer but do not track repayments by contract. Accordingly, we estimate that our accounts receivable balance as of March 31, 2008 contains retainages of $2,954,804.

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

Costs and Estimated Earnings in Excess of Billings

During the three months ended March 31, 2008, costs and estimated earnings in excess of billings fell to $1.0 million from $2.8 million at December 31, 2007, due in part to seasonal factors such as Chinese New Year, and the budgetary cycle of our major customers, who operate on calendar year budgets.  Accordingly, our clients issue requests for proposals in December or January, and then spend the first quarter evaluating bids and negotiating contracts for work that will be performed later in the same year.

Advances for Inventory Purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increase to $14.8 million at March 31, 2008, an increase of $2.7 million, from the $12.1 million recorded at December 31, 2007 as more orders of raw materials were placed for production. Of the $12.1 million outstanding as of December 31, 2007, approximately $7.3 million, or 60% as been used as of March 31, 2008.

Advances for Equipment and Construction Material Purchase

Our advances equipment and construction material purchase increase to $6.2 million at March 31, 2008, an increase of $2.5 million, from the $3.8 million recorded at December 31, 2007. Such increase in advances for equipment and construct material purchase was attributable to our expansion in our manufacturing capacity and increased business activities.

Other Current Assets

During the three months ended March 31, 2008, our other current assets and prepaid expenses rose to $1.7 million from $1.2 million at year-end 2007. The increase was caused by our advances to employees and prepaid future operating costs.

Cash used in investing activities.

For the three months ended March 31, 2008, net cash used in investing activities increased to $2.3 million as compared to $0.7 million for the same period ended March 31, 2007. This increase primarily resulted from the purchase of property, plant and equipment to be used in capacity expansion.

Cash provided by financing activities.

Our operations historically have been financed by capital contributions and loans from Dalian RINO’s founder and by short-term bank loans. For the three months ended March 31, 2008, net cash provided by financing activities increased by $3.7 million to $4.4 million as compared to $0.7 million for the same period ended March 31, 2007. This was principally the result of an increase in short-term bank loans in during first quarter 2008.

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

RINO INTERNATIONAL CORPORATION

Date: August 1, 2008	BY:	/s/ Bruce Richardson
Bruce Richardson
Chief Financial Officer