Form 10-Q
period 2008-06-30
RINO International CORP
filed 2008-08-14
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on August 11, 2008, was 25,000,000.

RINO INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,521,248	$7,390,631
Restricted cash	5,078,061	1,000,000
Accounts receivable	37,376,216	20,840,336
Notes receivable	1,714,822	202,670
Costs and estimated earnings in excess of billings on uncompleted contracts	-	2,818,122
Inventories	1,518,797	178,480
Advances for inventory purchase	19,377,225	12,092,202
Other current assets and prepaid expenses	1,095,390	1,174,464
Total current assets	68,681,759	45,696,905

PROPERTY, PLANT AND EQUIPMENT, NET	11,966,517	11,000,581

OTHER ASSETS
Prepaid expenses (non-current)	80,245	95,706
Advances for equipment and construction material purchase	7,188,956	3,751,343
Prepayment for land use right	455,793	428,301
Intangible assets, net	1,238,225	1,190,289
Total other assets	8,963,219	5,465,639

Total assets	$89,611,495	$62,163,125

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,129,787	$2,534,858
Billings in excess of costs and estimated earnings on uncompleted contracts	126,004	-
Customer deposits	1,035,230	116,214
Liquidated damages payable	1,500,000	1,000,000
Other payables and accrued liabilities	729,060	686,031
Notes payable	2,443,981	-
Sales commission payable	803,636	-
Due to a stockholder	803,634	106,963
Other taxes payable	26,067	581,444
Income tax payable	1,065,001	5,970,794
Value added tax payable	3,471,713	2,989,365
Short-term loan	7,295,000	-
Total current liabilities	21,429,113	13,985,669

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares
issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized,
none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized,
25,000,000 shares issued and outstanding as of June 30, 2008 and
December 31, 2007)	2,500	2,500
Additional paid-in capital	14,103,283	8,221,663
Retained earnings	19,531,275	11,376,163
Statutory reserves	4,362,140	2,109,539
Accumulated other comprehensive income	5,702,865	1,987,272
Total shareholders' equity	43,702,063	23,697,137
Total liabilities and shareholders' equity	$89,611,495	$62,163,125

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Contracts	$32,187,128	$8,739,662	$48,484,873	$14,276,529
Services	2,429,986	9,962,959	5,177,666	14,216,413
	34,617,114	18,702,621	53,662,539	28,492,942

COST OF SALES
Cost of contracts	17,583,203	5,935,444	27,845,892	9,309,230
Cost of services	1,589,775	2,540,189	2,492,169	3,937,109
Depreciation	162,481	138,330	320,256	258,814
	19,335,459	8,613,963	30,658,317	13,505,153

GROSS PROFIT	15,281,655	10,088,658	23,004,222	14,987,789

OPERATING EXPENSES
Selling, general and administrative expenses	3,585,508	1,743,268	5,730,999	3,040,616
Depreciation	36,692	27,714	69,297	54,240
Amortization	16,386	12,669	32,300	24,133
Research and development	578,153	831,984	588,636	831,984
Stock compensation expense-shares placed in escrow	5,832,960	-	5,832,960	-
TOTAL OPERATING EXPENSES	10,049,699	2,615,635	12,254,192	3,950,973

INCOME FROM OPERATIONS	5,231,956	7,473,023	10,750,030	11,036,816

OTHER INCOME (EXPENSE), NET
Other income	1,379	5,153	74,756	5,153
Government grant	283,680	70,043	283,680	70,043
Interest income	34,642	784	56,568	2,427
Interest expense	(146,704)	(157,098)	(225,408)	(310,955)
Liquidated damage expense	-	-	(500,000)	-
Other expenses	(17,586)	(573)	(31,913)	(3,196)
TOTAL OTHER INCOME (EXPENSE)	155,411	(81,691)	(342,317)	(236,528)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,387,367	7,391,332	10,407,713	10,800,288

PROVISION FOR INCOME TAXES	-	3,623,618	-	3,623,618

NET INCOME	5,387,367	3,767,714	10,407,713	7,176,670

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,452,688	667,258	3,715,593	302,994

COMPREHENSIVE INCOME	$6,840,055	$4,434,972	$14,123,306	$7,479,664

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,000,000	17,899,643	25,000,000	17,899,643
Diluted	25,183,285	17,899,643	25,175,890	17,899,643

EARNINGS PER SHARE:
Basic	$0.22	$0.21	$0.42	$0.40
Diluted	$0.21	$0.21	$0.41	$0.40

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,407,713	$7,176,670
Adjusted to reconcile net income to cash used
in operating activities:
Depreciation	389,553	313,054
Amortization	32,300	24,133
Imputed interest	10,456	24,082
Amortization of long term prepaid expense	21,276	-
Stock compensation expense - options issued	38,204	-
Stock compensation expense - shares placed in escrow	5,832,960	-
Changes in operating assets and liabilities
Accounts receivable	(14,715,707)	(1,125,821)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,923,610	-
Inventories	(1,291,373)	(4,088,657)
Other current assets and prepaid expenses	153,165	(763,004)
Advances for inventory purchase	(6,282,450)	(8,191,617)
Accounts payable	(559,222)	(94,546)
Billings in excess of costs and estimated earnings on uncompleted contracts	122,498	180,371
Customer deposits	885,859	-
Liquidated damages payable	500,000	-
Other payables and accrued liabilities	(510)	90,660
Notes receivable	(1,456,847)	12,971
Sales commission payable	781,273	-
Other taxes payable	(577,866)	355,362
Value added tax payable	273,842	548,055
Income tax payable	(5,158,928)	3,788,534
Deferred tax liabilities	-	(664,890)
Net cash used in operating activities	(7,670,194)	(2,414,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(610,720)	(61,907)
Purchase of intangible assets	-	(376,159)
Advances for construction material and equipment purchase	(3,107,868)	-
Prepayment for land use right	-	(328,475)
Net cash used in investing activities	(3,718,588)	(766,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	670,386	(135,187)
Increase of restricted cash	(3,964,579)	-
Increase of notes payable	2,375,971	-
Proceeds from short-term loan	7,092,000	-
Net cash provided by (used in) financing activities	6,173,778	(135,187)

EFFECT OF EXCHANGE RATE ON CASH	345,621	55,127

DECREASE IN CASH AND CASH EQUIVALENTS	(4,869,383)	(3,261,244)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,390,631	3,604,350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,521,248	$343,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$213,381	$274,141
Income taxes	$5,158,928	$499,975

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Common Stock Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Statutory	Unrestricted	comprehensive
	of shares	stock	capital	reserve	earnings	income	Totals
BALANCE, December 31, 2007	25,000,000	$2,500	$8,221,663	$2,109,539	$11,376,163	$1,987,272	$23,697,137

Stock compensation expense-options issued			38,204				38,204
Stock compensation expense-shares placed in escrow			5,832,960				5,832,960
Imputed interest on advances from a shareholder			10,456				10,456
Net income					10,407,713		10,407,713
Allocation to statutory reserve				2,252,601	(2,252,601)		-
Foreign currency translation gain						3,715,593	3,715,593

BALANCE, June 30, 2008 (Unaudited)	25,000,000	$2,500	$14,103,283	$4,362,140	$19,531,275	$5,702,865	$43,702,063

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

RINO International Corporation (formerly known as “Jade Mountain Corporation” or “JMC”), (the “Company) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. In August 2000, the Company determined that it would be unable to complete the development of its primary product and ceased its ongoing business operations.

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

JUNE 30, 2008
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

Effective May 9, 2008, Jade Mountain Corporation changed its name to “RINO International Corporation.” The board approved the changed name and deemed it better reflect the direction and business of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of RINO International Corporation reflect the activities of its 100% owned subsidiaries Innomind, Dalian Innomind and Dalian Rino, a Contractually Controlled Affiliate of Dalian Innomind, (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.

The Company has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K/A.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the financial statements, cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of 3 months or less.

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 21 is accounted for as other current assets and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement.

Restricted Cash

The Company records cash deposits in banks or other institutions subject to restrictions on the withdrawal or use of the fund as restricted cash.

Accounts Receivable

Accounts receivable represents amounts due from customers for products sales and services. The Company grants credit to customers without collateral. The Company’s managements periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The Company’s current accounts receivables are outstanding for less than one year and the Company has not experienced any loss from uncollected accounts receivable. The Company believes all receivables are fully collectible and therefore did not reserve an allowance for doubtful account as of June 30, 2008.

Inventories

Inventories are stated at the lower of cost (weighted average method) or market.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
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

Other Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets are reviewed for impairment at least annually, or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. As of June 30, 2008, the Company expected these assets to be fully recoverable.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 —  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

As of June 30, 2008, the short term bank loans amounted to $7,295,000. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans, since no quoted market is available.

As of June 30, 2008, the Company had notes payable of $2,443,981 outstanding. This amount represents notes issued by banks to vendors with the Company’s restricted cash deposit in bank as a guarantee for the payment. These notes were actually issued checks with a clearing period ranging from three months to six months. These notes are not interest bearing and the cash deposit in bank is restricted for withdrawals. The Company determined the carrying amount of the notes payable approximated the fair value due to its short term in nature and the difference between the carrying value and the fair value would be immaterial, if any, by using the level 3 inputs to discount the payment of notes to the present fair value.

	Carrying As of June 30 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Short-term bank loans	$7,295,000		$7,295,000
Notes payable	$2,443,981			$2,443,981

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

Services. In addition to our specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements, numbering several hundred per year, are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement. Revenue is recognized when service is performed, which is usually concurrent with delivery to the customer, the contract price is set by contract, collectibility is reasonably assured. Accordingly, these revenues are recognized under Staff Accounting Bulletin No. 104.

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectibility is reasonably assured.

Government Grant

The Dalian municipal government also approved grants to the Company to encourage the high-technology industry. The grants are recognized as other income on receipt from the local government.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses for the three months ended June 30, 2008 and 2007 amounted to $63,286 and $157,802, respectively.

Shipping and handling expenses for the six months ended June 30, 2008 and 2007 amounted to $167,561 and $225,715, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of SFAS 2, “Accounting for Research and Development Costs”, the Company expenses the costs associated with the R&D activities when incurred.

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

JUNE 30, 2008
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

JUNE 30, 2008
(UNAUDITED)

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

Dalian Innomind and Dalian Rino assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14590 and $0.13710 at June 30, 2008 and December 31, 2007, respectively). Dalian Innomind and Dalian Rino revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14184 and $0.12971 for the six months ended June 30, 2008 and 2007, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

As of June 30, 2008 and December 31, 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,702,865 and $1,987,272.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in the accompanying financial statements.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)
Segments

The Company designs and manufactures pollution control equipment and other equipment designed to reduce the resource intensity of steel production, effectively serving one segment. Accordingly, segment disclosure is not presented. Additional detail on the composition of revenues is presented in Note 19, Concentrations and Risks, below.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption resulted in enhanced disclosure of financial instruments but had no impact on the Company’s balance sheet or statement of income and other comprehensive income.

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

JUNE 30, 2008
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4.

NOTE 3 - RESTRICTED CASH

Restricted cash consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Project bidding	$1,634,080	$-
Security deposit for notes payable	2,443,981	-
Escrow account	1,000,000	1,000,000
Total	$5,078,061	$1,000,000

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Accounts receivable	$37,376,216	$20,840,336
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$37,376,216	$20,840,336

As of June 30, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts. The Company’s equipment sales contracts allow the customer to retain 10% of the contract price for one year from the date of purchase. Accounts receivable as of June 30, 2008 and December 31, 2007 contain retainage receivables of $3,315,096 and $1,618,203, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)
NOTE 5 - INVENTORIES

As of June 30, 2008 and December 31, 2007, inventories consisted of raw material and supplies amounting to $1,518,797 and $178,480, respectively.

For the periods ended June 30, 2008 and December 31, 2007, no provision for obsolete inventories was recorded by the Company.

NOTE 6 - COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

“Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize revenue. As of June 30, 2008 and December 31, 2007, revenues recognized in excess of amounts billed were $0 and $2,818,122 as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Contracts costs incurred plus recognized profits less recognized losses to date	$25,457,287	$44,074,924
Less progress billings	25,457,287	41,256,802
Costs and estimated earnings in excess of billings	$-	$2,818,122

NOTE 7 - BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

“Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized. As of June 30, 2008 and December 31, 2007, billings in excess of revenues recognized were $126,004 and $0 as follows:

	June 30, 2008	December 31, 2007
Progress billings	$13,389,767	$-
Contracts costs incurred plus recognized profits estimated less recognized losses	13,263,763	-
Billings in excess of costs and estimated earnings	$126,004	$-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Unaudited)
Buildings	$3,854,904	$3,612,413
Equipment and machinery	7,979,969	7,430,865
Motor Vehicles	1,601,228	986,274
Furniture and office equipment	405,687	352,840
Construction in progress	6,731	6,307
	13,848,519	12,388,699
Less: accumulated depreciation	1,882,002	1,388,118
Property, plant and equipment, net	$11,966,517	$11,000,581

Depreciation expense for the three months ended June 30, 2008 and 2007 was $199,174 and $157,365, respectively. For the three months ended June 30, 2008 and 2007, no interest was capitalized into construction in progress. Depreciation expense for the six months ended June 30, 2008 and 2007 was $389,553 and $313,054, respectively. For the six months ended June 30, 2008 and 2007, no interest was capitalized into construction in progress.

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Unaudited)
Land use rights	$647,585	$605,669
Patents and licenses	729,500	683,611
	1,377,085	1,289,280
Less: accumulated amortization	138,860	98,991
Net	$1,238,225	$1,190,289

Amortization expense for the three months ended June 30, 2008 and 2007 amounted to $16,386 and $12,135, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $32,300 and $24,133, respectively.

The Company paid $455,793 for land use rights; as of June 30, 2008, the Company had not obtained the title and therefore reports the payment as a long term prepaid in other assets.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 10 - LIQUIDATED DAMAGES PAYABLE

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

On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. To date, the registration statement has not been declared effective. Accordingly, the Company recorded an additional reserve of $500,000 in March 2008.

Independent Directors

Pursuant to the Securities Purchase Agreement, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. The Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”) and will only be released by the escrow agent upon receiving requisite written notice from the investor representatives when this requirement is met. Failing to comply with this requirement, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,803, for each month or part of a month, pro rata, in which independent directors do not constitute a majority of the 5-member board.

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between December 8, 2007 to April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore is $418,513. To date, no liquidated damages have been paid.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 11 - NOTES PAYABLE

Balances at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Notes payable to two domestic equipment providers, no interest, due in August and September 2008, secured by restricted cash balance (Note 3)	$2,443,981	$-
Total	$2,443,981	$-

NOTE 12 - SHORT TERM BANK LOANS PAYABLE

Balances at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Due to bank, interest at 7.47%, in February
2009, secured by certain buildings,
equipment, and land use rights	$7,295,000	$-
Total	$7,295,000	$-

Total interest expense on the bank loans for the three months ended June 30, 2008 and 2007 amounted to $146,704 and $157,098, respectively. Total interest expense on the bank loans for the six months ended June 30, 2008 and 2007 amounted to $225,408 and $310,955, respectively.

NOTE 13 - INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

RINO International Corporation was incorporated in the United States and has incurred a net operating loss for income tax purpose for the six months ended June 30, 2008. The Company had loss carry forwards of approximately $20,662,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2027. Management believes that the realization of the benefits from the loss carry forward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at June 30, 2008 was $7,025,000. The net change in the valuation allowance was an increase of $168,000.

Innomind was incorporated in the BVI and under current law of the BVI, income is not subject to income tax.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

Dalian Innomind and Dalian Rino were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as Foreign Invested Enterprise (“FIE”) so no provision for income tax was made.

Before July 2007, Dalian Rino was also qualified as Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33% for the period entitled to tax exemption. For the six months ended June 30, 2007, provision of income tax amounted to $3,623,618.

Starting January 1, 2008, the new Enterprise Income Tax laws went effective. Under the new law, Dalian Innomind and Dalian Rino are entitled to a three-year income tax exemption and a 50% income tax reduction for the following three years, no provision for income tax was made for 2008.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2008 and 2007:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(25.0)	-
Effective income tax rate	0.0%	33.0%

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

VAT on sales and VAT on purchases amounted to $10,673,689, and $8,017,526 for the three months ended June 30, 2008 and $2,065,950 and $939,532 for the three months ended June 30, 2007, respectively. VAT on sales and VAT on purchases amounted to $15,730,506, and $11,367,453 for the six months ended June 30, 2008 and $3,377,171 and $2,705,689 for the six months ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of June 30, 2008 and December 31, 2007, the VAT payable amounted to $3,471,713 and $2,989,365, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 14 - REDEEMABLE COMMON STOCK

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

NOTE 15 - COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

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

As of June 30, 2008 and December 31, 2007, the Company appropriated $4,362,140 and $2,109,539 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)
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

The warrants issued to the placement agent, qualify as permanent equity under EITF 00-19, the value of such warrants has created offsetting debit and credit entries to additional paid-in capital.

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

NOTE 16 - STOCK BASED COMPENSATION

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

JUNE 30, 2008
(UNAUDITED)

The fair values of stock options granted to the executive were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	3.0 yrs	50%	0%	4.05%	$4.48

•	Volatility: One year historical volatility of our stock is 82.04%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

•	Dividend Yield: The expected dividend yield is zero. The Company has not paid a cash dividend and does not anticipate paying cash dividends in the foreseeable future.

•
Risk Free Rate: Risk-free interest rate of 4.05% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

•
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

Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. The 250,000 options granted in 2007 had fair value of approximately $458,448. The Company recognized $38,204 of compensation expense in general and administrative expenses for the six months ended June 30, 2008. As of June 30, 2008, the total compensation cost related to stock options not yet recognized was $382,040 and will be recognized over the weighted average life of 3 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2006	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, June 30, 2007	-	-	-
Granted	250,000	$5.38	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	250,000	$5.38	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, June 30, 2008	250,000	$5.38	-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

The following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$5.38	250,000	2.50 years	$5.38	-	$5.38

Total	250,000			-

NOTE 17 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months and six months ended June 30:

Three months ended June 30, 2008 and 2007	2008	2007
Net income	$5,387,367	$3,767,714
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$5,387,367	$3,767,714

Weighted average number of common stock - Basic	25,000,000	17,899,643
Effect of dilutive securities:
Warrants and options	183,285	-
Weighted average number of common stock - Diluted	25,183,285	17,899,643
Earnings per share:
Basic	$0.22	$0.21
Diluted	$0.21	$0.21

Six months ended June 30, 2008 and 2007	2008	2007
Net income	$10,407,713	$7,176,670
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$10,407,713	$7,176,670

Weighted average number of common stock - Basic	25,000,000	17,899,643
Effect of dilutive securities:
Warrants and options	175,890	-
Weighted average number of common stock - Diluted	25,175,890	17,899,643
Earnings per share:
Basic	$0.42	$0.40
Diluted	$0.41	$0.40

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company owed $803,634 and $106,963 to a stockholder as of June 30, 2008 and December 31, 2007 respectively for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount due at 8% and 7% for the periods ended June 30, 2008 and December 31, 2007 respectively. Total imputed interest recorded as additional paid-in capital amounted to $8,608 and $5,811 for the three months ended June 30, 2008 and 2007, respectively. Total imputed interest recorded as additional paid-in capital amounted to $10,456 and $24,082 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 19 - CONCENTRATIONS AND RISKS

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks at June 30, 2008 and December 31, 2007 amounted to $2,507,125 and $7,344,223, respectively, of which no deposits are covered by insurance. In addition, as of June 30, 2008 and December 31, 2007, restricted cash of $5,078,061 and $1,000,000 (Note 3), respectively, are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Customers

The Company made sales to a small number of customers. During the three months ended June 30, 2008 and 2007, five major customers accounted for 45% and 99% respectively, of the Company’s total sales. For the six months ended June 30, 2008 and 2007, five major customers accounted for 47% and 98% respectively, of the Company’s total sales. At June 30, 2008, accounts receivable from those customers totaled $14,035,225.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits were $123 and $1,116 for the three months ended June 30, 2008 and 2007, respectively. The total provisions and contributions made for such employee benefits were $913 and $1,140 for the six months ended June 30, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of June 30, 2008 and December 31, 2007, the Company had firm purchase commitments for capital projects in progress of $0 and $750,844 respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 21 - ESCROW ACCOUNTS

At the private placement closing, Zou Dejun and Qiu Jianping, who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of Dalian Rino - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income (“ATNI”) for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. For purposes of the Make Good agreements only, no expense related to return of the shares from escrow would be charged against ATNI. If the Company not achieved the 2007 net income target, Zou Dejun and Qiu Jianping would have been obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis. The 2007 net income target was achieved and the shares are to be returned to Zou and Qiu. If the Company fails to achieve the 2008 net income target, Zou and Qiu must transfer to the investors the remaining 3,906,000 shares still in escrow.

No later than February 2, 2008, the Company’s Board of Directors were to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). This covenant was complied with on March 20, 2008. Until this covenant was complied with, the Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent did not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 120 days after the private placement closing, the Company was required to pay liquidated damages of $244,803 per month (or partial month) until the default is cured. No liquidated damages have yet been paid.

The cash held in escrow pursuant to the Board Escrow Holdback as described above will be accounted for as other current assets and will not be shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. As a result, the Company recognized $7,499,520 of compensation expense for the year ended December 31, 2007. Based on the performance for the six months ended June 30, 2008, the Company believes there is more likely than not to achieve 2008 after-tax net income target. Therefore the Company accrued $5,832,960 of compensation expense for the six months ended June 30, 2008. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

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

Demand for our core product, the Lamella Wastewater System, increased 37.5% to $8.2 million in first half of 2008, as compared with the first half of 2007. In first half 2008, we recorded revenues related to 4 wastewater systems.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. In first half 2008, we recorded revenues of $37.5 million, versus revenues of $8.4 million in first half 2007. We recorded revenues related to 16 desulphurization contracts in first half 2008.

Starting in January 2007, we launched another new product, our Anti-Oxidation System, that materially reduces oxidation loss in the production of hot rolled steel plate. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth. In first half 2008, we recorded revenues of $2.8 million anti-oxidation equipment and related coatings sales, versus revenues of $1.8 million in first half 2007. The increase in revenues largely reflects our increased pricing as the anti-oxidation technology has been proven in practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue.

We also receive grants from the local government in Dalian, China, with amounts varying from year to year as rewards for our continued investment in new technologies. While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430, or 0.4% of our total equipment and services sales revenue for the period. In the six months ended June 30, 2008 and 2007, we received government grants of $283,680 and $70,043, respectively, totaling 0.5% and 0.25% of respective first half revenues.

All of our products are custom-built to our customers’ specific requirements. We enter into fixed price engineering and installation agreements with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our headquarter facilities. Generally, we fulfill our contracts within twelve months.

Our project-based revenue is affected directly by our customers’ capital budgets and need to build new plants. Because our customers are state-owned-enterprises, their budgeting decisions are influenced by the Chinese central government’s environmental protection and pollution control policies, which presently are favorable to our business and products. We believe that such policy emphasis will continue for the foreseeable future.

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

Name Change and Trading Symbol Change

Effective May 9, 2008, we changed our name from Jade Mountain Corporation to “RINO International Corporation.” Our Board of Directors approved the new name and deemed it a better reflection of the direction and business of the Company.

In connection with our name change, NASDAQ assigned a new symbol to our common stock effective May 13, 2008. As a result, our common stock is now quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol “RINO”.

Nominating Committee of the Board of Directors

Our board of directors established a Nominating Committee on July 15, 2008 and appointed Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo as our Nominating Committee members. Mr. Zhang Weiguo was appointed as the Chairman of our Nominating Committee. Each of our nominating committee members is determined by our Board of Directors to be “independent” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Our Nominating Committee adopted a charter on July 15, 2008. A copy of the Nominating Committee charter is available to our securities holders on the Company’s website at: www.rinogroup.com. The Nominating Committee identifies and considers candidates for board membership. The Nominating Committee has the power and authority to review candidates proposed by our stockholders for nomination to the Board of Directors, and to conduct appropriate inquiries into the background and qualifications of any such candidates. In connection with the private placement that we completed on October 5, 2007, Hare & Co., an investor in the private placement, has the right to designate one member of the board of directors of the Company (or at their election, the board of directors of Dalian Innomind Environment Engineering Co., Ltd., a wholly-owned subsidiary of Innomind organized under the laws of the People’s Republic of China or Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC). As of the date of this Report, Hare & Co. has not designated a member of the board.

Compensation Committee of the Board of Directors

Our board of directors established a Compensation Committee on July 15, 2008 and appointed Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo as our Compensation Committee members. Mr. Quan Xie was appointed as the Chairman of our Compensation Committee. Each of our Compensation Committee members is determined by our Board of Directors to be “independent” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Our Compensation Committee oversees and administers our executive compensation programs. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. The Compensation Committee’s complete roles and responsibilities are set forth in the written charter adopted by the Board of Directors on July 15, 2008. A copy of the Compensation Committee charter is available to our securities holders on the Company’s website at: www.rinogroup.com.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members is, or was ever, an officer or employee of the Company or any of its subsidiaries, nor did any of the Compensation Committee members have any relationship requiring disclosure by the Company under any subsection of Item 404 of Regulation S-K promulgated by the SEC. During the last fiscal year, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served on the Board.

Results of Operations

Three Months Ended June 30, 2008 And June 30, 2007.

Results of Operations

Net Sales

Net sales increased by $15.9 million to $34.6 million or 84.1% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase in the second quarter 2008 was due to continued growth in demand in our waste water treatment and flue gas desulphurization product lines. The breakdown of the revenue growth is as follows:

	For the three months ended June 30,
	2008		2007
	Net Sales 000	% to Total	Net Sales 000	% to Total	% Increase
Wastewater treatment equipment	$6,035	17.4%	$2,209	12.3	161.7%
Flue gas desulphurization (including ancillary equipment)	25,000	72.2%	5,249	26.1	372.6%
Anti-oxidation equipment and coatings	1,153	3.3%	1,282	6.8	-10.1%
Machining services	2,429	7.0%	3,224	17.1	-24.4%
Services	-	0.0	6,738	35.7	-100.0%
Total Net Sales	$34,617	100.0%	$18,702	100.0%	84.1%

Wastewater treatment equipment. Our line of wastewater treatment continued to enjoy strong demand supported by of increasingly strict environmental enforcement. In the first quarter of 2008, we installed wastewater treatment equipment which generated sales revenue of $6.0 million. We have orders for an additional approximately $12 million or 100 additional wastewater filtration canisters and related slurry and sludge handling equipment . Although we have a strong record of performance and profitability, we cannot guarantee that these contracts will be successfully executed or that we will be paid upon completion.

Flue Gas Desulphurization equipment. While most of China’s coal-burning electric plants have already installed desulphurization equipment, the clean-up of China’s iron sintering remains in its early phase. Accordingly, our flue gas desulphurization equipment continued to enjoy strong growth in the second quarter of 2008 as tightening environmental policies required increased reductions in emissions of sulfur dioxide. Increased activity in desulphurization of sintering operations has attracted competitors, including some international providers. As in the first quarter 2008, this has lead to increased time spent in the tendering and negotiation processes.

Anti-Oxidation Equipment. Our anti-oxidation equipment has achieved considerable technical success, outperforming our projected reductions in oxidation loss during heat processing of hot-rolled steel, one of China’s major steel categories. We installed two sets of anti-oxidation equipment in 2007 for two separate customers and have signed one additional contract in 2008. During the second quarter of 2008 we have focused our sales efforts on desulphurization equipment, but we are planning increased sales activity of anti-oxidation equipment and coatings beginning in third quarter 2008. To this end, we have already exhibited our working anti-oxidation installations to approximately 30 of China’s steelmakers.

Machining services. Our machining services revenue declined 24.4% due in part to our using our heavy machining equipment to produce more of our own products rather than for third-party contract work, as indicated by the lower percentage of machining services to total revenues.
Cost of Sales

The cost of sales for the three months ended June 30, 2008 increased by $10.7 million to $19.3 million from $8.6 million for the three months ended June 30, 2007, largely due to increased sales. As a percentage of sales, the cost of sales rose to 55.9% of revenue for the three months ended June 30, 2008 compared to 46.1% for the same period of 2007. This decline in gross profitability reflects in large part the effects of changes in product mix, with none of the higher margin services revenue recorded in first quarter 2007 being recorded in the three months ended June 30, 2008. The gross margin achieved in the three months ended June 30, 2008 is however within the historical range of the Company’s quarterly gross margins.

Operating Expense.

Operating expenses for the three months ended June 30, 2008 increased to $10.1 million from $2.6 million for the same period ended June 30, 2007, an increase of 276.2%. The $7.5 million increase in our operating expenses was largely led by a $5.8 million charge for stock compensation expense related to the 2008 earnings target or “Make Good” provision agreed upon in out Stock purchase Agreement with investor in October, 2007. Our year-to-date performance indicates that we may achieve our 2008 Make Good of after-tax net income of $28.0 million and earnings per share of $1.12, If we achieve the Make Good, founders’ shares currently held in escrow will be returned to our founders, triggering a non-cash stock-based compensation charge of $17.5 million. We have allocated one-third of that amount to selling, general and administrative expenses in second quarter to better match revenues and expenses. Increased charges for depreciation and amortization as our asset base increased, were partially offset by falling research and development expense of $578,153, down from $831,984 for the same period in 2007.

Other Income and Expense.

Interest income rose sharply from a low base as our cash balances increased after raising equity capital in October 2007, but the absolute amount of interest income remains immaterial. Interest expense fell to $146,704 for the three months ended June 30, 2008 from $157,098 for the quarter ended June 30, 2007. All bank debt was repaid by year-end 2007, but we borrowed approximately $7.3 million from one commercial bank in China in January, 2008.

Six Months Ended June 30, 2008 And June 30, 2007.

Results of Operations

Net Sales

Net sales increased by $25.1 million to $53.7 million or an increase of 87.65% for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase in first half 2008 was due to continued growth in demand across our entire product lines, with the exception of our discontinued Services line, which involved provision of technical consulting on flue gas desulphurization The breakdown of the revenue growth is as follows:

	For the six months ended June 30,
	2008		2007
	Net Sales 000	% to Total	Net Sales 000	% to Total	% Increase
Wastewater treatment equipment	$8,213	15.3%	$4,061	14.5	37.5%
Flue gas desulphurization (including ancillary equipment)	37,471	69.8%	8,414	29.6	343.2%
Anti-oxidation equipment and coatings	2,801	5.2%	1,802	6.3	55.4%
Machining services	5,178	9.6%	4,877	17.0	6.3%
Services	0.0	0.0	9,339	32.6	-100.0%
Total Net Sales	$53,663	100.0%	$28,493	100.0%	87.6%

Cost of Sales

The cost of sales for the six months ended June 30, 2008 increased by $17.2 million to $30.7 million from $13.5 million for the six months ended June 30, 2007, largely due to increased sales. As a percentage of sales, the cost of sales rose to 57.05% for the six months ended June 30, 2008 compared to 47.4% for the same period of 2007. This decline in gross profitability reflects in large part the effect of changes in product mix, with none of the higher margin services revenue recorded in first quarter 2007 being recorded in 2008. The gross margin achieved in the six months ended June 30, 2008 is however within the historical range of the Company’s gross margins.

Operating Expense.

Operating expenses for the six months ended June 30, 2008 increased to $12.3 million from $4.0 million for the same period ended June 30, 2007, an increase of 204.6%. The $8.3 million increase in our operating expenses was largely led by a $5.8 million charge for stock compensation expense related to the 2008 Make Good. Increased charges for depreciation and amortization in second quarter 2008 were partially offset by reduced research and development expense of $588,636, down from $831,984 for the same period in 2007.

Other Income and Expense.

Interest income rose sharply from a low base as our cash balances increased after raising equity capital in October 2007, but the absolute amount of interest income remains immaterial. Interest expense fell to $225,408 for the six months ended June 30, 2008 from $310,955 for the period ended June 30, 2007, due to a reduced amount of bank debt financing as we applied collections of accounts receivable in the third and fourth quarters of 2007 to repay bank loans. All bank debt was repaid by year-end 2007, but we borrowed approximately $7.3 million from one commercial bank in China in January, 2008.

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

As of June 30, 2008, and December 31, 2007, the Company had firm purchase commitments of $0 and $750,844, respectively. As compared to December 31, 2007, our firm purchase commitments at June 30, 2008 decreased by $750,844 as we completed advance arrangements for expansion in production capacity.

In connection with our Stock Purchase Agreement with investors entered into in October, 2007, we agreed to a provision which provides that in the event that the legal structure of our Company is challenged by Chinese authorities and we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the Chinese government action, then we are required to redeem the investors’ common stock for $24.4 million. Consequently, this amount has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. While we believe that the possibility of such a redemption is remote, we do not currently have adequate cash on hand for such a redemption and the requirement to pay this amount would result in our having to borrow funds or raise additional capital. There can be no assurance that loans or additional capital would be available, if necessary, or that they would be available on terms acceptable to us.

Without a redemption, we believe that we have sufficient cash, along with projected cash to be generated by our business to support operations for at least the next 12 months.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.5 million as of June 30, 2008, as compared to $7.4 million as of December 31, 2007, representing a decrease of 65.9%. The decrease in cash and cash equivalents was attributable to continued investment in accounts receivable and in advances for inventory purchases, investment in plant, property and equipment, and a rise in restricted cash, partially offset by falling contracts in progress and advances for supplies, and increased notes payable and bank loans. Restricted cash balances rose to $5.1 million as of June 30, 2008, up from restricted cash of $1.0 million at December 31, 2007. The rise is attributable to increases in deposits related to tenders and to amounts pledged as security on notes payable for purchase of equipment.

The following tables present our net cash flows for the six months ended June 30, 2008 and for the same period ended June 30, 2007.

	For the six months ended June 30,
US$ thousands	2008	2007
Cash used in operating activities	$(7,670)	$(2,415)
Cash used in investing activities	$(3,719)	$(767)
Cash provided by (used in) financing activities	$6,174	$(135)

Cash flow from operating activities.

Net cash used by operating activities was $7.7 million for the six months ended June 30, 2008 as compared to net cash used in operations of $2.4 million in the same period ended June 30, 2007. Increased net income and higher non-cash expenses increased cash flows from operations, as did a sharp drop in contracts in progress. These increases to cash flow from operations were offset by increased accounts receivable and advances for inventory purchases.

Accounts Receivable

During the six months ended June 30, 2008, our accounts receivable rose to $37.4 million from $20.8 million at December 31, 2007. As a percentage of total assets, our accounts receivable rose to 41.7% at June 30, 2008, as compared to that of 33.5% at December 31, 2007. The level of our receivables reflects the combined effect of our growing revenues and our sales to a small number of large clients, which means that repayment or delay in repayment on even a single account can have a disproportionate effect on total receivables in any given period. Our growth in receivables is due largely to rising sales.

As we sell almost exclusively to a few significant customers with established credit history with us, historically, we have not experienced collection issues, therefore we generally do not need to record a reserve for doubtful accounts.

Contracts in progress

Contracts in progress represent work in progress. During the six months ended June 30, 2008, billings in excess of costs and estimated earnings on uncompleted contracts increased to $126,000 from $0 as of December 31, 2007.. Costs and estimated earnings in excess of billings were decreased to $0 from $2.8 million at December 31, 2007.

Advances for inventory purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increased to $19.4 million at June 30, 2008, an increase of $7.3 million, from the $12.1 million recorded at December 31, 2007 as more orders of raw materials were placed for production.

Other Current Assets

During the six months ended June 30, 2008, our other current assets and prepaid expenses fell to $1.1 million from $1.2 million at year-end 2007.

Cash used in investing activities.

For the six months ended June 30, 2008, net cash used in investing activities increased to $3.7 million as compared to $766,541 for the same period ended June 30, 2007. This increase primarily resulted from the purchase of property, plant and equipment to be used in capacity expansion.

Cash provided by financing activities.

Our operations historically have been financed by capital contributions and loans from RINO’s founder, our $24.4 million private placement in October, 2007 and by short-term bank loans. For the six months ended June 30, 2008, net cash provided by financing activities increased to $6.2 million as compared to cash used in financing of $135,187 million for the same period ended June 30, 2007. This was principally the result of an increase in short-term bank loans, notes payable and amounts due to related parties in during first half 2008, partially offset by increased amounts of restricted cash.

Contractual Obligations

As of June 30, 2008, we did not have any long-term debt, capital lease, operating lease or other long-term liabilities reflected on our balance sheet under GAAP except the following:

As of June 30, 2008, the Company had firm purchase commitments for capital projects in progress of $0, compared with firm purchase commitments of $750,844 at December 31, 2007.

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

(b) Changes in internal controls over financial reporting. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

RINO INTERNATIONAL CORPORATION

Date: August 14, 2008	By:	/s/ Bruce Richardson
Bruce Richardson Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.