Form 10-Q
period 2008-09-30
RINO International CORP
filed 2008-11-12
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on November 10, 2008, was 25,000,000.

RINO INTERNATIONAL CORPORATION

INDEX TO MARCH 31, 2008 FORM 10-Q

Part I - Financial Information	2

Item 1 - Financial Statements	2

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2

Consolidated Statements of Income and Other Comprehensive Income for the three-month and nine-month periods ended September 30, 2008 and 2007 (unaudited)	3

Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2008 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	28

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	38

Item 4 - Controls and Procedures	41

Part II - Other Information	41

Item 1A. Risk Factors	41

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6 - Exhibits	48

Signature Page	49

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,366,511	$7,390,631
Restricted cash	1,024,951	1,000,000
Accounts receivable	50,549,827	19,222,133
Notes receivable	5,119,245	202,670
Costs and estimated earnings in excess of billings on uncompleted contracts	118,150	2,818,122
Inventories	690,460	178,480
Advances for inventory purchase	23,998,295	12,092,202
Other current assets and prepaid expenses	1,215,893	1,174,464
Total current assets	84,083,332	44,078,702

PROPERTY, PLANT AND EQUIPMENT, NET	12,075,935	11,000,581

OTHER ASSETS
Accounts receivable (non-current)	2,342,263	1,618,203
Prepaid expenses (non-current)	76,808	95,706
Advances for equipment and construction material purchase	7,300,869	3,751,343
Prepayment for land use right	457,042	428,301
Intangible assets, net	1,224,962	1,190,289
Total other assets	11,401,944	7,083,842

Total assets	$107,561,211	$62,163,125

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,843,492	$2,534,858
Billings in excess of costs and estimated earnings on uncompleted contracts	112,503	-
Customer deposits	4,018,785	116,214
Liquidated damages payable	2,116,708	1,000,000
Other payables and accrued liabilities	1,924,419	686,031
Due to shareholder	674,883	106,963
Other taxes payable	25,845	581,444
Income tax payable	894,904	5,970,794
Value added tax payable	4,453,106	2,989,365
Short-term loan	7,315,000	-
Total current liabilities	23,379,645	13,985,669

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 25,000,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007)	2,500	2,500
Additional paid-in capital	19,909,557	8,221,663
Retained earnings	27,762,359	11,376,163
Statutory reserves	5,988,170	2,109,539
Accumulated other comprehensive income	6,038,661	1,987,272
Total shareholders' equity	59,701,247	23,697,137
Total liabilities and shareholders' equity	$107,561,211	$62,163,125

The accompanying notes are an integral part of this statement.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES:
Contracts	$43,575,844	$14,789,076	$92,060,717	$29,065,605
Services	1,305,292	2,849,885	6,482,958	17,066,298
	44,881,136	17,638,961	98,543,675	46,131,903

COST OF SALES
Cost of contracts	23,298,573	8,838,709	51,144,465	18,147,939
Cost of services	848,959	1,328,688	3,341,128	5,265,797
Depreciation	165,889	140,867	486,145	399,681
	24,313,421	10,308,264	54,971,738	23,813,417

GROSS PROFIT	20,567,715	7,330,697	43,571,937	22,318,486

OPERATING EXPENSES
Selling, general and administrative expenses	4,211,794	2,186,565	10,065,666	5,339,323
Research and development	-	-	267,817	681,136
Stock compensation expense-shares placed in escrow	5,832,960	-	11,665,920	-
TOTAL OPERATING EXPENSES	10,044,754	2,186,565	21,999,403	6,020,459

INCOME FROM OPERATIONS	10,522,961	5,144,132	21,572,534	16,298,027

OTHER INCOME (EXPENSE), NET
Other income	15,431	87	90,187	5,240
Government grant	15,863	47,036	-	-
Interest income	76,285	628	132,853	3,055
Interest expense	(149,095)	(178,278)	(374,503)	(489,233)
Liquidated damage expense	(616,708)	-	(1,116,708)	-
Other expenses	(7,623)	(336)	(39,536)	(3,532)
TOTAL OTHER INCOME (EXPENSES), NET	(665,847)	(130,863)	(1,307,707)	(484,470)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,857,114	5,013,269	20,264,827	15,813,557

PROVISION FOR INCOME TAXES	-	746,581	-	4,370,199

NET INCOME	9,857,114	4,266,688	20,264,827	11,443,358

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	335,796	482,329	4,051,389	785,323

COMPREHENSIVE INCOME	$10,192,910	$4,749,017	$24,316,216	$12,228,681

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,000,000	17,899,643	25,000,000	17,899,643
Diluted	25,153,941	17,899,643	25,152,127	17,899,643

EARNINGS PER SHARE:
Basic	$0.39	$0.24	$0.81	$0.64
Diluted	$0.39	$0.24	$0.81	$0.64

The accompanying notes are an integral part of this statement.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Statutory	Unrestricted	comprehensive
	of shares	stock	capital	reserve	earnings	income	Totals
BALANCE, December 31, 2007	25,000,000	$2,500	$8,221,663	$2,109,539	$11,376,163	$1,987,272	$23,697,137

Stock compensation expense-shares placed in escrow			11,665,920				11,665,920
Imputed interest on advances from a shareholder			21,974				21,974
Net income					20,264,827		20,264,827
Allocation to statutory reserve				3,878,631	(3,878,631)		-
Foreign currency translation gain						4,051,389	4,051,389

BALANCE, September 30, 2008 (Unaudited)	25,000,000	$2,500	$19,909,557	$5,988,170	$27,762,359	$6,038,661	$59,701,247

The accompanying notes are an integral part of this statement.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,264,827	$11,443,358
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	603,965	483,778
Amortization	48,972	39,180
Imputed interest	21,974	31,090
Amortization of long term prepaid expense	25,090	16,330
Stock compensation expense - shares placed in escrow	11,665,920	-
Changes in operating assets and liabilities
Accounts receivable	(29,979,156)	(7,820,427)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,413,818	(3,173,430)
Inventories	(63,928)	(33,498)
Other current assets and prepaid expenses	39,658	(492,896)
Advances for inventory purchase	(10,826,678)	(8,017,662)
Accounts payable	(851,537)	(74,090)
Billings in excess of costs and estimated earnings on uncompleted contracts	110,250	189,046
Customer deposits	3,816,435	10,007
Liquidated damages payable	1,116,708	-
Other payables and accrued liabilities	1,169,036	344,385
Notes receivable	(4,804,195)	(2,123,148)
Other taxes payable	(584,387)	357,910
Value added tax payable	1,229,207	1,581,692
Income tax payable	(5,384,128)	(503,559)
Deferred tax liabilities	-	4,370,199
Net cash used in operating activities	(9,968,149)	(3,371,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(902,594)	(81,453)
Purchase of intangible assets	-	(378,856)
(Increase) decrease in advances for construction material and equipment purchase	(3,231,748)	560,785
Prepayment for land use right	-	(330,830)
Net cash used in investing activities	(4,134,342)	(230,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on due to shareholder	(1,785,305)	(3,076)
Proceeds from shareholder advances	2,334,594	-
Increase in restricted cash	(24,951)	-
Proceeds from short-term loan	7,168,500	-
Net cash provided by (used in) financing activities	7,692,838	(3,076)

EFFECT OF EXCHANGE RATE ON CASH	385,533	78,036

DECREASE IN CASH AND CASH EQUIVALENTS	(6,024,120)	(3,527,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,390,631	3,604,350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,366,511	$77,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$352,529	428,465
Income taxes	$5,384,128	503,559

The accompanying notes are an integral part of this statement.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

Innomind Group Limited (“Innomind”) was incorporated in the British Virgin Islands (“BVI”) on November 17, 2006 as an investment holding company. Through its wholly owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”) incorporated in the People’s Republic of China (“PRC”) as a wholly-owned foreign limited liability company on July 9, 2007. Innomind’s principal activities are the design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in the PRC. In accordance with the business permit, Dalian Innomind’s right of operation expires on July 8, 2022 and is renewable on expiry.

Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) was incorporated in the PRC on March 5, 2003 as a limited liability company. On September 24, 2008, Dalian Rino formed Dalian Rino Environment Project Design Co., Ltd. (“Dalian Rino Design”) as a wholly-owned limited liability company. The business activities of Dalian Rino and Dalian Rino Design are the same with those of Dalian Innomind. In accordance with the business permit, Dalian Rino’s business permit expires on March 4, 2021 and is renewable. Dalian Rino Design’s right of operation expires on September 23, 2018 and is renewable.

On October 5, 2007, JMC consummated a Share Exchange Agreement (“the Agreement”) with the shareholders of Innomind pursuant to which JMC issued 17,899,643 shares of Common Stock, par value $0.0001 per share to the shareholders of Innomind for 100% equity interest in Innomind. Prior to the Agreement: (i) on July 16, 2007, the Company consummated a one (1) share for two hundred thousand (200,000) shares reverse split of its Common Stock, with fractional shares rounded up to the nearest whole number (the “Reverse Split”); and (ii) on August 31, 2007, the Company’s Board of Directors authorized a one hundred (100) shares for one (1) share forward split of the issued and outstanding shares of its Common Stock (the “Forward Split”). All share and per share amounts set forth in this Current Report as of dates on or after July 16, 2007, give effect to the Reverse Split and all share and per share amounts set forth in this Current Report as of dates after August 31, 2007, give effect to the Forward Split.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

Effective May 9, 2008, Jade Mountain Corporation changed its name to “RINO International Corporation.” The board approved the name change and deemed it better reflected the direction and business of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of RINO International Corporation reflect the activities of its 100% owned subsidiaries Innomind, Dalian Innomind, Dalian Rino, a contractually controlled affiliate of Dalian Innomind, and Dalian Rino Design, a 100% owned subsidiary of Dalian Rino (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

Cash and Cash Equivalents

For purposes of the financial statements, cash and cash equivalents include cash on hand, demand deposits with banks, and all highly-liquid investments with an original maturity of 3 months or less.

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 20 is accounted for as other current assets and is not shown as cash and cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement.

Restricted Cash

The Company records cash deposits in banks or other financial institutions subject to restrictions on the withdrawal or use of the funds as restricted cash.

Accounts Receivable

Accounts receivable represents amounts due from customers for products sales and services. The Company grants credit to customers without collateral. The Company’s management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The Company’s current accounts receivables are outstanding for less than one year and the Company has not experienced any loss from uncollected accounts receivable. The Company believes all receivables are fully collectible and therefore did not reserve an allowance for doubtful account as of September 30, 2008.

Inventories

Inventories are stated at the lower of cost (weighted average method) or market.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	30 Years
Plant and machinery	15 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	5 Years

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization and impairments. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition.

Other Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. As of September 30, 2008, the Company expected these assets to be fully recoverable.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

As of September 30, 2008, the short-term bank loan amounted to $7,315,000. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans, since no quoted market rate is available.

	Carrying Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Short-term bank loans	$7,315,000		$7,315,000

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Revenue Recognition

Contracts - The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of- completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

Services - In addition to our specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements, numbering several hundred per year, are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement. Revenue is recognized when service is performed, which is usually concurrent with delivery to the customer, the contract price is set by contract, and collectability is reasonably assured. Accordingly, these revenues are recognized under Staff Accounting Bulletin No. 104.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

The Company also provides technical professional services to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectability is reasonably assured.

Government Grant

The Dalian municipal government also approved grants to the Company to encourage the high-technology industry. The grants are recognized as other income on receipt from the local government.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses for the three months ended September 30, 2008 and 2007 amounted to $217,657 and $40,133, respectively.

Shipping and handling expenses for the nine months ended September 30, 2008 and 2007 amounted to $385,219 and $265,848, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of SFAS 2, “Accounting for Research and Development Costs”, the Company expenses the costs associated with the R&D activities when incurred.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123(R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date, and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).

Income Taxes

The Company accounts for income taxes under the SFAS 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

Dalian Innomind and Dalian Rino assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14630 and $0.13710 at September 30, 2008 and December 31, 2007, respectively). Dalian Innomind and Dalian Rino revenues and expenses are translated into United States dollars at weighted-average exchange rates for the periods ($0.14337 and $0.13064 for the nine months ended September 30, 2008 and 2007, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

As of September 30, 2008 and December 31, 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $6,038,661 and $1,987,272.

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

Segments

The Company designs and manufactures pollution control equipment and other equipment designed to reduce the resource intensity of steel production, effectively serving one segment. Accordingly, segment disclosure is not presented. Additional detail on the composition of revenues is presented in Note 18, Concentrations and Risks, below.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

SEPTEMBER 30, 2008
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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

NOTE 3 – RESTRICTED CASH

Restricted cash consisted of cash deposited in an escrow account and amounted to $1,024,951 and $1,000,000 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Accounts receivable	$50,549,827	$19,222,133
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	50,549,827	19,222,133

Accounts receivable (non-current)	2,342,263	1,618,203
Less: allowance for doubtful accounts	-	-
Accounts receivable (non-current), net of allowance	$2,342,263	$1,618,203

As of September 30, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and, therefore, has not recorded an allowance for doubtful accounts. The Company’s equipment sales contracts allow the customer to retain 10% of the contract price for one year from the date of purchase. Accounts receivable as of September 30, 2008 and December 31, 2007 contain retained receivables of $2,342,263 and $1,618,203, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 – INVENTORIES

As of September 30, 2008 and December 31, 2007, inventories consisted of raw material, work-in-process and supplies amounting to $690,460 and $178,480, respectively, and consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw material	$191,567	$118,444
Work-in-process	434,242	-
Low cost consumption supplies	64,651	60,036
Total	$690,460	$178,480

For the periods ended September 30, 2008 and December 31, 2007, no provision for obsolete inventories was recorded by the Company.

NOTE 6 – NOTES RECEIVABLE

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request. The Company had $5,119,245 and $202,670 outstanding as of September 30, 2008 and December 31, 2007, respectively.

NOTE 7 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

“Costs and estimated earnings in excess of billings on uncompleted contracts” represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize revenue.

	September 30, 2008	December 31, 2007
	(Unaudited)

Contracts costs incurred plus recognized profits less recognized losses to date	$118,150	$44,074,924
Less progress billings	-	41,256,802
Costs and estimated earnings in excess of billings	$118,150	$2,818,122

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8 – BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

“Billings in excess of costs and estimated earnings on uncompleted contracts” represent billings in excess of revenues recognized. As of September 30, 2008 and December 31, 2007, billings in excess of revenues recognized were $112,503 and $0 as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Progress billings	$112,503	$-
Less contracts costs incurred plus recognized profits less losses	-	-
Billings in excess of costs and estimated earnings	$112,503	$-

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
Buildings	$3,865,472	$3,612,413
Equipment and machinery	8,255,559	7,430,865
Motor vehicles	1,643,023	986,274
Furniture and office equipment	406,799	352,840
Construction in progress	6,749	6,307
	14,177,602	12,388,699
Less: accumulated depreciation	2,101,667	1,388,118
Property, plant and equipment, net	$12,075,935	$11,000,581

Depreciation expense for the three months ended September 30, 2008 and 2007 was $214,412 and $170,724, respectively. For the three months ended September 30, 2008 and 2007, no interest was capitalized into construction in progress. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $603,965 and $483,778, respectively. For the nine months ended September 30, 2008 and 2007, no interest was capitalized into construction in progress.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 10 – INTANGIBLE ASSETS

The following is a summary of intangible assets at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
Land use rights	$649,360	$605,669
Patents and licenses	731,500	683,611
	1,380,860	1,289,280
Less: accumulated amortization	155,898	98,991
Intangible assets, net	$1,224,962	$1,190,289

Amortization expense for the three months ended September 30, 2008 and 2007 amounted to $24,839 and $6,773, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $48,972 and $39,180, respectively.

The Company paid $457,042 for land use rights; as of September 30, 2008, the Company had not obtained the title and therefore reports the payment as a long term prepaid in other assets.

NOTE 11 – LIQUIDATED DAMAGES PAYABLE

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

On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. As of September 30, 2008, the registration statement has not been declared effective. Accordingly, the Company has recorded a total reserve of $1,698,195 as of September 30, 2008.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

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

NOTE 12 – SHORT-TERM BANK LOANS PAYABLE

Short-term loan consisted of a loan of $7,315,000 as of September 30, 2008 from Shanghai Pudong Development Bank, with an effective annual interest rate of 7.47%, due January 28, 2009, and secured by the Company’s buildings, equipments, and land use rights. There was no short-term loan outstanding as of December 31, 2007.

Total interest expense on the bank loans for the three months ended September 30, 2008 and 2007 amounted to $127,121 and $145,926, respectively. Total interest expense on the bank loans for the nine months ended September 30, 2008 and 2007 amounted to $352,529 and $456,881, respectively.

NOTE 13 – INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

RINO International Corporation was incorporated in the United States and has incurred a net operating loss for income tax purpose for the nine months ended September 30, 2008. The Company had loss carry forwards of $1,188,285 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2027.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

Management believes that the realization of the benefits from the loss carryforward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at September 30, 2008 was $404,017. The net change in the valuation allowance was an increase of $369,497.

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

Before July 2007, Dalian Rino was also qualified as Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33% for the period entitled to tax exemption. For the nine months ended September 30, 2007, provision of income tax amounted to $4,370,199.

Starting January 1, 2008, the new Enterprise Income Tax laws went effective. Under the new law, Dalian Innomind and Dalian Rino are entitled to a three-year income tax exemption and a 50% income tax reduction for the following three years, no provision for income tax was made for 2008.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2008 and 2007:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(25.0)	-
Effective income tax rate	0.0%	33.0%

Value-Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value-added tax, VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $13,642,041, and $9,859,471 for the three months ended September 30, 2008 and $4,210,353 and $2,742,008 for the three months ended September 30, 2007, respectively. VAT on sales and VAT on purchases amounted to $29,372,547, and $21,226,924 for the nine months ended September 30, 2008 and $7,587,524 and $5,447,697 for the nine months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of September 30, 2008 and December 31, 2007, the VAT payable amounted to $4,453,106 and $2,989,365, respectively.

NOTE 14 – REDEEMABLE COMMON STOCK

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

NOTE 15 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006, the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective company’s registered capital.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation, or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

As of September 30, 2008 and December 31, 2007, the Company appropriated $3,878,631 and $2,109,539 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

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

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of December 31, 2007	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2008	382,500

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$5.376	382,500	5 years	$5.376	382,500	5 years
Total	382,500			382,500

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

NOTE 16 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months and nine months ended September 30:

	Three months ended September 30
	2008	2007
Net income	$9,857,114	$4,266,688
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$9,857,114	$4,266,688

Weighted-average shares of common stock – Basic	25,000,000	17,899,643
Effect of dilutive securities:
Warrants	153,941	-
Weighted-average shares of common stock – Diluted	25,153,941	17,899,643
Earnings per share:
Basic	$0.39	$0.24
Diluted	$0.39	$0.24

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

	Nine months ended September 30
	2008	2007
Net income	$20,264,827	$11,443,358
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$20,264,827	$11,443,358

Weighted-average shares of common stock – Basic	25,000,000	17,899,643
Effect of dilutive securities:
Warrants	152,127	-
Weighted-average shares of common stock – Diluted	25,152,127	17,899,643
Earnings per share:
Basic	$0.81	$0.64
Diluted	$0..81	$0.64

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company owed $674,883 and $106,963 to a shareholder as of September 30, 2008 and December 31, 2007, respectively, for advances made on an unsecured basis, payable on demand and interest-free. Imputed interest is charged per annum on the amount due at 8% and 7% for the periods ended September 30, 2008 and December 31, 2007, respectively. Total imputed interest recorded as additional paid-in capital amounted to $11,518 and $6,923 for the three months ended September 30, 2008 and 2007, respectively. Total imputed interest recorded as additional paid-in capital amounted to $21,974 and $31,090 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 18 – CONCENTRATIONS AND RISKS

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and with banks within the United States. Total cash deposited with these banks at September 30, 2008 and December 31, 2007 amounted to $1,364,149 and $7,390,631, respectively, of which only $5,000 are covered by FDIC insurance. In addition, as of September 30, 2008 and December 31, 2007, restricted cash of $1,024,951 and $1,000,000 (Note 3), respectively, are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Customers

The Company made sales to a small number of customers. During the three months ended September 30, 2008, no customer accounted for more than 10% of the Company’s total sales, and during the three months ended September 30, 2007, five customers accounted for 91% of the Company’s total sales. For the nine months ended September 30, 2008 and 2007, one major customer accounted for 10% of the Company’s total sales, and four major customers accounted for 67% of the Company’s total sales, respectively. At September 30, 2008, accounts receivable from those customers totaled $2,545,620.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits were $19,112 and $19,333 for the three months ended September 30, 2008 and 2007, respectively. The total provisions and contributions made for such employee benefits were $56,425 and $42,860 for the nine months ended September 30, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

Capital Commitments

As of September 30, 2008 and December 31, 2007, the Company had firm purchase commitments for capital projects in progress of $9,243,541 and $750,844 respectively.

NOTE 20 – ESCROW ACCOUNTS

At the private placement closing, Zou Dejun and Qiu Jianping, who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of Dalian Rino - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income (“ATNI”) for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008. For purposes of the Make Good agreements only, no expense related to return of the shares from escrow would be charged against ATNI. If the Company had not achieved the 2007 net income target, Zou Dejun and Qiu Jianping would have been obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis. The 2007 net income target was achieved and the shares have been returned to Zou and Qiu as of September 30,2008. If the Company fails to achieve the 2008 net income target, Zou and Qiu must transfer to the investors the remaining 3,906,000 shares still in escrow.

No later than February 2, 2008, the Company’s Board of Directors was to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). This covenant was complied with on March 20, 2008. Until this covenant was complied with, the Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent did not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 120 days after the private placement closing, the Company was required to pay liquidated damages of $244,803 per month (or partial month) until the default is cured. No liquidated damages have yet been paid as of September 30, 2008.

The cash held in escrow pursuant to the Board Escrow Holdback as described above will be accounted for as other current assets and will not be shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. As a result, the Company recognized $7,499,520 of compensation expense for the year ended December 31, 2007. Based on the performance for the nine months ended September 30, 2008, the Company believes it is more likely than not to achieve the 2008 after-tax net income target. Therefore the Company has accrued $11,665,920 of compensation expense for the nine months ended September 30, 2008. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning RINO International Corporation’s operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K, the risk factors described under Item 1A. Risk Factors of Part II of this report, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of the People’s Republic of China (the “PRC”), Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”), and Dalian Rino Environment Project Design Co., Ltd. (“Dalian Rino Design”), a wholly-owned subsidiary of Dalian Rino.

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

Demand for our core product, the Lamella Wastewater System, increased 96.6% to $12.6 million for the nine-months ended September 30, 2008, as compared with the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded revenues related to 5 wastewater systems.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. For the nine months ended September 30, 2008, we recorded revenues of $75.2 million, as compared to revenues of $20.7million for the nine months ended September 30, 2007. We recorded revenues related to 22 desulphurization contracts in the nine months ended September 30, 2008.

Starting in January 2007, we launched another new product, our Anti-Oxidation System that materially reduces oxidation loss in the production of hot rolled steel plate. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth. For the nine months ended September 30, 2008, we recorded revenues of $3.0 million anti-oxidation equipment and related coatings sales, as compared to revenues of $2.0 million for the nine months ended September 30, 2007. The increase in revenues largely reflects our increased pricing as the value of the anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the three months ended September 30, 2007, revenues accounted for 5.8% of the total revenue as compared to 15.8% for the corresponding period in 2007, reflecting a higher level of our own production and reduced level of contractual work.

We also receive grants from the local government in Dalian, China, with amounts varying from year to year as rewards for our continued investment in new technologies. While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430, or 0.4% of our total equipment and services sales revenue for the period. In the nine months ended September 30, 2008 and 2007, we received government grants of $307,385 and $122,802, respectively, totaling 0.3% and 0.3% of respective revenues for the nine months ended September 30, 2008 and 2007.

All of our products are custom-built to our customers’ specific requirements. We enter into fixed price equipment sales contracts with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our headquarter facilities. Generally, we fulfill our contracts within twelve months.

Our project-based revenue is affected directly by our customers’ capital budgets and their need to build new plants. Because our customers are state-owned-enterprises, their budgeting decisions are influenced by the Chinese central government’s environmental protection and pollution control policies, which presently are favorable to our business and products. We believe that such policy emphasis will continue for the foreseeable future.

The cost of revenue for our products includes direct materials, direct labor, and manufacturing overhead, with a significant portion allocable to materials costs, which are subject to fluctuation.

Recent Developments

Departure of Certain Officer

On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the Company to pursue other interests. The Company accepted Mr. Richardson’s resignation. Thereafter, Mr. Richardson’s duties have been assumed by Ms. Qiu Jianping and several managers pending the hiring of a replacement and the Company does not believe that Mr. Richardson’s departure will have an adverse impact on the Company’s operations.

New Products

Integrated Dust Catching System

In the first quarter of 2008, the Company commercialized and received initial purchase orders for a new integrated dust catching syste which removes up to 99% of the dust from sintering iron during the production process and complements its current desulphurization equipment.

The integrated dust catching system uses electric precipators to remove part of the dust load from flue gases, followed by a bag filtration system, which together achieve dust removal rates of up to 99%. The integrated dust catching system completes the treatment of sintering flue gases begun by the Company’s desulphurization equipment. Adoption of the integrated dust catching system is being driven in part by China’s regulatory pressure to reduce particulate emissions to as low as 30mg/cubic meter of flue gas, down from levels usually above 80mg/cubic meter. New Chinese regulations for dust content of flue gases in major cities will be comparable to those in place in the European Union. To date, the Company’s integrated dust catchers have been installed in several steelmaker in China. The Company anticipates the average selling price will be around US$2.0 million and the time from contract signing to final installation will equate to approximately two to three months.

Sludge Treatment System

In the 3rd quarter of 2008, the Company has successfully developed a new sludge treatment system through cooperation with the Dalian University of Technology.

The new sludge treatment system utilizes superheated steam to dehydrate municipal sludge which can be used as agricultural fertilizer, as a component in various construction materials or combined with coal to generate energy more efficiently with less pollution. Our sludge treatment system costs approximately 50% less than imported products and the costs of daily operation are approximately 45% less. The Chinese government recently implemented a new regulation that at least 60% of municipal wastewater has to be treated by 2010 and is expected to significantly increase the amount of municipal sludge produced from the wastewater treatment process in China in next several years. We estimate the profit to process one ton of municipal sludge varies between $12 and $19 depending on the steam source, and currently China generates approximately 27.8 million metric tons of municipal sludge annually which is comprised of approximately 80% water. The technology we use in the sludge treatment system can also be utilized to dehydrate oil sludge which can then be used in place of coal. We are located in northeastern China, which is the oil industry center and generates approximately 2 million tons of oil sludge annually. The profit to process one ton of oil sludge ranges between $39 and $44.

We have already installed and tested this system internally and the results confirm the functionality of our system in dehydrating multiple kinds of sludge. We will move forward with additional field trials and expect to commercialize this product during the first half of 2009.

Dalian University of Technology has made a patent application for this technology in China (Application number: 200710011115.0). We have agreed to pay an ongoing royalty of approximately 5% of sales to the university.

Formation of a Subsidiary

On September 24, 2008, Dalian Rino formed Dalian Rino Environment Project Design Co., Ltd. (“Dalian Rino Design”) as a wholly-owned subsidiary of Dalian Rino under the laws of PRC.  Pursuant to its business license, Dalian Rino Design is permitted to engage in the same scope of business as that of Dalian Innomind. Among other business activities, Dalian Rino Design will focus primarily on research and development and technical design aspect of our business, which we expect will also enhance the company’s overall position and influence in the marketplace.  In addition, the formation of Dalian Rino Design may enable us to potentially take advantage of certain preferential tax treatment under the PRC laws and regulations.  Pursuant to Dalian Rino Design’s business permit, Dalian Rino Design’s right of operation expires on September 23, 2018 and is renewable.

Results of Operations

Three Months Ended September 30, 2008 And September 30, 2007.

Results of Operations

Net Sales

Net sales increased by $27.2 million to $44.9 million or 154.4% for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase in the third quarter of 2008 was due to continued growth in demand in our waste water treatment and flue gas desulphurization product lines. The breakdown of the revenue growth is as follows:

	For the three months ended September 30,
	2008		2007
	Net Sales 000	% to Total	Net Sales 000	% to Total	% Increase
Wastewater treatment equipment	$4,410	9.8%	$2,359	13.4%	86.9%
Flue gas desulphurization (including ancillary equipment)	37,712	84.0%	12,274	69.5%	207.3%
Anti-oxidation equipment and coatings	164	0.4%	156	0.9%	5.1%
Machining services	2,595	5.8%	2,783	15.8%	-6.8%
Services	-	-%	67	0.4%	-100.0%
Total Net Sales	$44,881	100.0%	$17,639	100.0%	154.4%

Wastewater treatment equipment. Our line of wastewater treatment continued to enjoy strong demand supported by increasingly strict environmental enforcement by the Chinese government. In the third quarter of 2008, we installed wastewater treatment equipment which generated sales revenue of $4.4 million. We have orders for approximately $12 million or 100 additional wastewater filtration canisters and related slurry and sludge handling equipment. Although we have a strong record of performance and profitability, we cannot guarantee that these contracts will be successfully executed or that we will be paid upon completion.

Flue Gas Desulphurization equipment. While most of China’s coal-burning electric plants have already installed desulphurization equipment, the clean-up of China’s iron sintering remains in its early phase. Accordingly, our flue gas desulphurization equipment continued to enjoy strong growth in the third quarter of 2008 as tightening environmental policies required increased reductions in emissions of sulfur dioxide. Increased activity in desulphurization of sintering operations has attracted competitors, including some international providers. As in the prior quarters of 2008, this has lead to increased time spent in the tendering and negotiation processes.

Anti-Oxidation Equipment. Our anti-oxidation equipment has achieved considerable technical success, outperforming our projected reductions in oxidation loss during heat processing of hot-rolled steel, one of China’s major steel categories. We installed three sets of anti-oxidation equipment for the nine month period ended September 30, 2007 and two sets of anti-oxidation equipment in the same respective period of 2008. During the third quarter of 2008 we have focused our sales efforts on desulphurization equipment, but we are planning increased sales activity of anti-oxidation equipment and coatings beginning in the third quarter of 2008. To this end, we have already exhibited our working anti-oxidation installations to approximately 30 of China’s steelmakers.

Machining services. Our machining services revenue declined 6.8% due in part to our using our heavy machining equipment to produce more of our own products rather than for third-party contract work, as indicated by the lower percentage of machining services to total revenues.

Cost of Sales

The cost of sales for the three months ended September 30, 2008 increased by $14.0 million to $24.3 million from $10.3 million for the three months ended September 30, 2007, largely due to increased sales. As a percentage of sales, the cost of sales decreased to 53.9% of revenue for the three months ended September 30, 2008 compared to 58.4% for the same period of 2007. This increase in gross profitability reflects in large part the effects of changes in product mix, with more of the revenues from higher margin contract recorded in the three months ended 2008 than the same period ended September 30, 2007. These contracts are generally related to the sale and installation of our equipment. The gross margin achieved in the three months ended September 30, 2008 is however within the historical range of the Company’s quarterly gross margins.

Operating Expense.

Operating expenses for the three months ended September 30, 2008 increased by $7.8 million to $10.0 million from $2.2 million for the same period ended September 30, 2007, an increase of 359.4%. The $7.8 million increase in our operating expenses was largely led by a $5.8 million charge for stock compensation expense related to the 2008 earnings targets or “Make Good” provision agreed upon in out Stock Purchase Agreement with investor in October, 2007. Our year-to-date performance indicates that we may achieve our 2008 make good earnings targets of after-tax net income of $28.0 million and earnings per share of $1.12, If we achieve these targets, 3,906,000 shares of our common stock that were issued to the Innomind Trust (with Mr. Zou Dejun, our founder, Chief Executive Officer and a director, and Ms. Qiu Jianping, our founder and Chairman of the Board, as its sole beneficiaries) and are currently held in escrow will be returned to the Innomind Trust, triggering a non-cash stock-based compensation charge of $17.5 million. We have allocated one-third of that amount to selling, general and administrative expenses in second quarter to better match revenues and expenses. The charges for depreciation and amortization increased as our asset base increased. The increase in operating expense was also partially due to the increase of selling, general & administrative expenses of approximately $1.2 million Dalian Innomind from $0.4 million for the three month period ended September 30, 2007 to $1.6 million for the same period in 2008 after Dalian Innomind was incorporated on July 9, 2007.

Other Income and Expense.

Other Income and Expense for the three months ended September 30, 2008 increased by $534,984 to $665,847 from $130,863, an increase of 409%. The increase in other income and expense was mainly due to the reserve of liquidated damage expense of $616,708 for the three month ended September 30, 2008 as a result of: (1) the Company’s failure to cause the registration statement filed with the SEC to be declared effective by the SEC on or before March 3, 2008; 2) the Company’s failure to meet the requirement under the security purchase agreement entered into in October 2007 that the Company’s Board of Directors must consist of a minimum of five members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. Interest income rose sharply to $76,285 from a low base as our cash balances increased after raising equity capital in October 2007, but the absolute amount of interest income remains immaterial. Interest expense fell to $149,095 for the three months ended September 30, 2008 from $178,278 for the quarter ended September 30, 2007 as the Company’s bank loan amounts were reduced.

Nine Months Ended September 30, 2008 And September 30, 2007.

Results of Operations

Net Sales

Net sales increased by $52.4 million to $98.5 million or an increase of 113.6% for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increase in nine months of 2008 was due to continued growth in demand across our entire product lines, with the exception of our discontinued Services line, which involved provision of technical consulting on flue gas desulphurization. The breakdown of the revenue growth is as follows:

	For the nine months ended September 30,
	2008		2007
	Net Sales 000	% to Total	Net Sales 000	% to Total	% Increase
Wastewater treatment equipment	$12,623	12.8%	$6,420	13.9%	96.6%
Flue gas desulphurization (including ancillary equipment)	75,182	76.3%	20,688	44.9%	263.4%
Anti-oxidation equipment and coatings	2,965	3.0%	1,958	4.2%	51.4%
Machining services	7,773	7.9%	7,660	16.6%	1.5%
Services	-	-%	9,406	20.4%	-100.0%
Total Net Sales	$98,544	100.0%	$46,132	100.0%	113.6%

Cost of Sales

The cost of sales for the nine months ended September 30, 2008 increased by $31.2 million to $55.0 million from $23.8 million for the nine months ended September 30, 2007, largely due to increased sales. As a percentage of sales, the cost of sales rose to 55.7% for the nine months ended September 30, 2008 compared to 51.6% for the same period of 2007. The gross margin achieved in the nine months ended September 30, 2008 is however within the historical range of the Company’s gross margins.

Operating Expense.

Operating expenses for the nine months ended September 30, 2008 increased to $22.0 million from $6.0 million for the same period ended September 30, 2007, an increase of 265.4%. The $16.0 million increase in our operating expenses was largely led by a $11.7 million charge for stock compensation expense related to the 2008 Make Good as described above in this section of the report. The increase in operating expense was also partially due to the increase of selling, general & administrative expenses of approximately $4 million in Dalian Innomind from $0.4 million for the nine month period ended September 30, 2007 to $5.3 million for the same period in 2008, after Dalian Innomind was incorporated on July 9, 2007

 Other Income and Expense.

Other Income and Expense for nine months ended September 30, 2008 increased by $0.8 million to $1,3 million from $0.5 million, an increase of 170%. The increase in other income and expense was mainly due to the reserve of liquidated damage expense of $1.1 million as a result of: (1) the Company’s failure to file the registration statement with the SEC to be declared effective by the SEC on or before March 3, 2008; 2) the Company’s failure to meet the requirement by the Stock Purchase Agreement that the Company’s Board of Directors must consist of a minimum of five members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. Interest income rose sharply to $132,853 from a low base as our cash balances increased after raising equity capital in October 2007, but the absolute amount of interest income remains immaterial. Interest expense fell to $374,503 for the nine months ended September 30, 2008 from $489,233 for the period ended September 30, 2007, due to a reduced amount of bank debt financing as we applied collections of accounts receivable in the third and fourth quarters of 2007 to repay bank loans. All bank debt was repaid by year-end 2007, but we borrowed approximately $7.3 million from one commercial bank in China in January, 2008 with an effective interest rate of 7.47% due January 28, 2009.

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

As of September 30, 2008, and December 31, 2007, the Company had firm purchase commitments of $9,243,541 and $750,844, respectively. As compared to December 31, 2007, our firm purchase commitments at September 30, 2008 increased by $8,492,697 for acquisition of equipments to be used for our expansion in production capacity.

In connection with our Stock Purchase Agreement with the investors entered into in October, 2007, we agreed to a provision which provides that in the event that the legal structure of our Company is challenged by Chinese authorities and we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the Chinese government action, then we are required to redeem the investors’ common stock for $24.4 million. Consequently, this amount has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. While we believe that the possibility of such a redemption is remote, we do not currently have adequate cash on hand for such a redemption and the requirement to pay this amount would result in our having to borrow funds or raise additional capital. There can be no assurance that loans or additional capital would be available, if necessary, or that they would be available on terms acceptable to us.

Without a redemption, we believe that we have sufficient cash, along with projected cash to be generated by our business to support operations for at least the next 12 months.

Cash and Cash Equivalents

Cash and cash equivalents totaled $1.4 million as of September 30, 2008, as compared to $7.4 million as of December 31, 2007, representing a decrease of 81.5%. The decrease in cash and cash equivalents was attributable to increase in accounts receivable, advances made for inventory and construction material and equipment purchases, and decrease in income tax payable, partially offset by increased customer deposits and bank loans.

The following tables present our net cash flows for the nine months ended September 30, 2008 and for the same period ended September 30, 2007.

	For the nine months ended September 30,
US$ thousands	2008	2007
Cash used in operating activities	$(9,968)	$(3,372)
Cash used in investing activities	$(4,134)	$(230)
Cash provided by (used in) financing activities	$7,693	$(3)

Cash flow from operating activities

Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2008 as compared to net cash used in operations of $3.4 million in the same period ended September 30, 2007. Increased net income, higher non-cash expenses, decrease in costs and estimated earnings in excess of billings on uncompleted contracts and an increase in customers deposits contributed to increased cash flows from operations. These increases to cash flow from operations were offset by increases in accounts receivable, advances for inventory purchases, notes receivable and decrease in income tax payable.

Accounts Receivable

During the nine months ended September 30, 2008, our accounts receivable rose to $50.5 million from $19.2 million at December 31, 2007. As a percentage of total assets, our accounts receivable rose to 47.0% at September 30, 2008, as compared to that of 30.9% at December 31, 2007. The level of our receivables reflects the combined effect of our growing revenues and our sales to a small number of large clients, which means that repayment or delay in repayment on even a single account can have a disproportionate effect on total receivables in any given period. Our growth in receivables is due largely to rising sales.

As we sell almost exclusively to a few significant customers with established credit history with us, historically, we have not experienced collection issues, therefore we generally do not need to record a reserve for doubtful accounts.

Contracts in progress

Contracts in progress represent work in progress. During the nine months ended September 30, 2008, billings in excess of costs and estimated earnings on uncompleted contracts increased to $112,503 from $0 as of December 31, 2007. Costs and estimated earnings in excess of billings were decreased to $118,150 at September 30, 2008 from $2.8 million at December 31, 2007, as the Company became more current with its contract billing.

Advances for inventory purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increased to $24.0 million at September 30, 2008, an increase of $11.9 million, from the $12.1 million recorded at December 31, 2007 as more orders of raw materials were placed for production.

Cash used in investing activities.

For the nine months ended September 30, 2008, net cash used in investing activities increased to $4.1 million as compared to $230,354 for the same period ended September 30, 2007. This increase primarily resulted from the advances for equipment and construction material purchase.

Cash provided by financing activities.

Our operations historically have been financed by capital contributions and loans from RINO’s founder, our $24.4 million private placement in October, 2007 and by short-term bank loans. For the nine months ended September 30, 2008, net cash provided by financing activities increased to $7.7 million as compared to cash used in financing of $3,076 for the same period ended September 30, 2007. This was principally the result of an increase in short-term bank loans and amounts due to related parties.

Contractual Obligations

As of September 30, 2008, and December 31, 2007, the Company had firm purchase commitments of $9,243,541 and $750,844, respectively. As compared to December 31, 2007, our firm purchase commitments at September 30, 2008 increased by $8,492,697 for acquisition of equipments to be used for our expansion in production capacity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2007 Annual Report on Form 10-K, as amended, except the adoption of the following recent accounting pronouncements.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

As of September 30, 2008, the short-term bank loan amounted to $7,315,000. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans, since no quoted market rate is available.

	Carrying Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Short-term bank loans	$7,315,000		$7,315,000

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended, except for the following addition:

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

On May 30, 2008, management of the Company determined in consultation with the Company’s prior independent accountants that there were material errors in the presentation of current assets, concentration of risks related to the Company’s largest customers and cash flows related to the payment of deposits for the acquisition of property and equipment in the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 and that such financial statements should not be relied upon. As a result, the Company restated the financial statements in Amendment No.2 to the Annual Report on 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”) which was filed with the SEC on June 11, 2008. On July 24, 2008, management of the Company determined in consultation with the Company’s current and prior independent accountants that there were also errors in the restated financial statements filed with Amendment No. 2 to the 2007 10-K as well as the Company’s unaudited financial statements as of March 31, 2008 and for the three months then ended which were filed with the SEC as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 10-Q”) causing redeemable stock to be presented as permanent equity and that such financial statements should not be relied upon. As a result, the Company restated the financial statements contained in Amendment No.2 to the 2007 10-K by filing on August 4, 2008 Amendment No.3 to the 2007 10-K and also restated the financial statements contained in the March 2008 10-Q by filing on August 5, 2008 Amendment No. 1 to the March 2008 10-Q. The restatements had no effect on the income statement, including net income and earnings per share for the periods covered by the restated financial statements.

On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the company to pursue other interests. The Company accepted Mr. Richardson’s resignation. Mr. Richardson’s duties will be assumed by Ms. Qiu Jianping and several managers pending the hiring of a replacement. Although the Company does not believe that Mr. Richardson’s departure will have an adverse impact on the Company’s operations, there is no guarantee that prior to the hiring of a new CFO, the Company’s internal accounting control will not be adversely affected. The Company has been aggressively seeking replacement of the CFO through international recruiting firms and is currently interviewing candidates. The Company expects to hire a new CFO in the near future.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for “non-accelerated filers,” as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Based on our management’s assessment of our internal control over financial reporting, our management has concluded that our internal control was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. However, our internal control over financial reporting system has yet to be evaluated by an external auditor for the purposes of providing an attestation report required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company restated its financial statements for the fiscal years ended December 31, 2007 and 2006 in Amendment No.2 to the Annual Report on 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”) which was filed with the SEC on June 11, 2008. Thereafter, the Company restated the financial statements contained in Amendment No.2 to the 2007 10-K by filing on August 4, 2008 Amendment No.3 to the 2007 10-K and also restated the financial statements contained in the Quarterly Report on 10-Q for the quarter ended March 2008 by filing on August 5, 2008 Amendment No. 1 to the March 2008 10-Q. The restatements had no effect on the income statement, including net income and earnings per share for the periods covered by the restated financial statements. Since the resignation of Bruce Richardson as the Company’s Chief Financial Officer and Secretary on September 5, 2008, Ms. Qiu Jianping and several managers of the Company have been performing the duties of the Chief Financial Officer of the Company and the Company has been aggressively looking for a new CFO. Although the Company does not believe that Mr. Richardson’s departure will have an adverse impact on the Company’s operations, there is no guarantee that prior to the hiring of a new CFO, the Company’s internal accounting control will not be adversely affected. If, in the future, management identifies one or more material weaknesses, and/or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the company to pursue other interests. The Company accepted Mr. Richardson’s resignation. Mr. Richardson’s duties will be assumed by Ms. Qiu Jianping and several managers pending the hiring of a replacement. Although the Company does not believe that Mr. Richardson’s departure will have an adverse impact on the Company’s operations, there is no guarantee that prior to the hiring of a new CFO, the Company’s internal accounting control will not be adversely affected. Although the Company has been aggressively seeking replacement of the CFO through international recruiting firms and is currently interviewing candidates, there is no guarantee that the Company will be able to hire a qualified new CFO in the near future. Any failure for us to attract or retain high-quality senior executives or senior technology personnel could materially and adversely affect our future growth and financial condition.

Ambiguities in the merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons may present risks in our compliance status under the regulations.

On September 8, 2006, the Ministry of Commerce (“MOFCOM”), together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the MOFCOM, the State Administration of Industry and Commerce, the SAFE or its branch offices, the State Asset Supervision and Administration Commission, and the China Securities Regulatory Commission. Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies. The merger and acquisition regulations set forth many specific requirements that have to be followed, but there are still many ambiguities in the meaning of many material provisions.

The restructuring transactions that were completed between Dalian Innomind and Dalian Rino in October 2007, in which Dalian Innomind acquired control over Dalian Rino’s business and operation through various agreements (collectively, the “Restructuring Agreement”) are structured in a manner such that consummation of such transactions would not bring these transactions within the regulatory scope of the September 8, 2006 regulations. However, due to the ambiguities in the meaning of many provisions, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, it is not inconceivable that future issuance of new regulations and pronouncement for the purposes of clarifying the application of September 30, 2006 regulations may retroactively make it apparent that the consummation of the transactions contemplated under the Restructuring Agreements are subject to September 8, 2006 regulations and failure to obtain approval required under the September 8, 2006 regulations may cause the PRC government to take actions that adversely affect the Restructuring Agreements including requiring us to unwind the Restructuring Agreements. If this occurs, and if we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of such PRC government actions, then we are required, within 30 days from the date of a written demand from the investor, to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. If we are obligated to pay liquidated damages of the entire investment amount, we would be forced to raise more capital or incur additional debt to satisfy such obligations and our liquidity will be materially and adversely affected. If we do not have sufficient liquidity to satisfy our short working capital requirements and long-term capital expenditure requirements, our operating results would be materially adversely affected which will likely adversely affect the value of our common stock.

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

The 5,464,357 shares issued in the October 5, 2007 private placement may be redeemable under the Securities Purchase Agreement

The Securities Purchase Agreement that the Company entered into in October 2007 pursuant to which the Company raised a gross proceeds of $24,480,319 (or $21,251,000 in net proceeds) from the sale of 5,464,357 shares of our common stock contained a transferable provision. Such provision provides that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement that the Company entered into in September 2007, pursuant to which the Company acquired Innomind and its subsidiary Dalian Innomind, and the company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years, in which case we would be forced to raise more capital or incur additional debt to satisfy the redemption obligations and our liquidity will be materially and adversely affected. If we do not have sufficient liquidity to satisfy our short-term working capital requirements and long-term capital expenditure requirements, our operating results would be materially and adversely affected which will likely adversely affect the value of our common stock.

Instability and volatility in the financial markets could have a negative impact on the Company’s business, financial condition, results of operations and cash flows.

During recent months, there has been substantial volatility and a decline in financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on the Company’s industry and business, including the Company’s financial condition, results of operations and cash flows.

To the extent that the Company does not generate sufficient cash from operations, it may need to incur indebtedness to finance plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on the Company’s ability to fund its business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that the Company believes to be reasonable, if at all.

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

RINO INTERNATIONAL CORPORATION

Date: November 11, 2008	BY:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.