Form 10-K
period 2008-12-31
RINO International CORP
filed 2009-03-31
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-
Accelerated Filer  ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and 10% stockholders are “affiliates” of the Registrant) as of June 30, 2008 (based on the closing sale price on such date of the Registrant’s common stock, on the Over-the-Counter Bulletin Board as reported on Yahoo Finance) was $46,538,695.

DOCUMENTS INCORPORATED BY REFERENCE

None

RINO International Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2008

Table of Contents

PART I.

Disclosure Regarding Forward Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the operations, performance, financial condition and growth of RINO International Corporation, together with its direct and indirect subsidiaries and controlled-affiliates. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Risk Factors” in Item 1A of this report. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us,"and "our" refer to (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind Group”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, (iii) Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind Group organized under the laws of the People’s Republic of China (the “PRC” or “China”), (iv) Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”); and (v) and Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) and Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”).

ITEM 1.         BUSINESS

Through our contractually controlled affiliates in the People’s Republic of China, since October 5, 2007, we have been engaged in the business of environmental protection and remediation. Our business consists of designing, manufacturing, installing and servicing wastewater treatment and flue gas desulphurization equipment principally for use in China’s iron and steel industry, and anti-oxidation products and equipment designed for use in the manufacture of hot rolled steel plate products. At the present, RINO International’s sole business activities are acting as a holding company of our direct and indirect subsidiaries, Innomind Group Limited, a company organized under the laws of the British Virgin Islands, and Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”), which contractually controls and operates our affiliate Dalian Rino Engineering Science and Technology Co., Ltd. (“Dalian Rino”), a limited liability company organized under the laws of the PRC, and its subsidiaries Dalian Rino Environmental Engineering Design Co., Ltd. and Dalian Rino Environmental Construction and Installation Engineering Project Co., Ltd.

Our History

We were originally incorporated in Minnesota in 1984 as Applied Biometrics, Inc., for the purpose of developing and marketing a cardiac output monitoring system. In August, 2000, the Company’s Board of Directors (“Board of Directors” or “Board”) determined that the Company would be unable to complete the development of its primary product, and thereupon ceased its business operations. During the latter part of 2000 we wound down our operations, eliminated most expenses and negotiated the termination or satisfaction of all of the Company’s obligations.

On May 14, 2002, we filed a Form 15 with the Securities and Exchange Commission (the “SEC”) and ceased being a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

At a special meeting held on August 4, 2005, our shareholders voted to adopt a plan of complete liquidation and dissolution of the Company (the “Plan”). After that shareholder vote, but before the Company’s remaining funds were distributed, on October 20, 2005, Glenn A. Little (“Little”) contacted the Company and proposed a reorganization that consisted of: (i) revoking the Plan; (ii) Little lending $100,000 to the Company (the “Loan”) pursuant to a convertible promissory note (the “Convertible Note”); (iii) a one-time distribution of all of the Company’s assets (including $75,000 of the Loan) to all of our shareholders other than Little; and (iv) amending the Company’s Articles of Incorporation to increase the authorized capital in order to permit the conversion of the Convertible Note. At a special shareholders’ meeting held on February 8, 2006, Little’s proposal was approved, and the Convertible Note was subsequently converted to 10,000,000 shares of the Company’s common stock (which became 5,000 shares subsequent to the reverse stock splits described below). As a result, Little became the Company’s majority shareholder with (at the time) 64.1% of the issued and outstanding shares.

At a special meeting held on October 18, 2006, the shareholders voted to approve a proposal to change the Company’s state of incorporation from Minnesota to Nevada, and to authorize the Board of Directors to change the Company’s name from “Applied Biometrics, Inc.” to such other name as the Board deemed appropriate. In January 2007 the Company (still named Applied Biometrics) merged with and into its wholly owned subsidiary, RINO International Corporation (a Nevada corporation), in order to effect a change of domicile from Minnesota to Nevada. The Company’s name became RINO International Corporation.

By written consent of the holder of a majority of the outstanding shares of our common stock, on June 5, 2007, the shareholders authorized a two hundred thousand (200,000) for one (1) reverse stock split (with fractional shares rounded up to the nearest whole number), which was effectuated on July 16, 2007.

On August 31, 2007, our Board of Directors authorized an amendment to its Articles of Incorporation to: (i) increase the number of its authorized shares of common stock from 100,000,000 shares, par value $.0001 per share, to 10,000,000,000 shares, par value $.0001 per share (the “Authorized Share Increase”); and (ii) forward split its issued and outstanding common stock on a one share for one hundred (100) shares basis (the “Forward Split”). Under Nevada law, neither the Authorized Share Increase nor the Forward Split required the approval of the Company’s shareholders.

Recent Development

Share Exchange Transaction

On October 5, 2007, the Company acquired Innomind Group Limited, a British Virgin Islands corporation (“Innomind Group”), in a share exchange transaction whereby the Company issued 17,899,643 shares of our common stock (“Control Shares”) to the sole holder of 100% of the capital stock of Innomind Group, Mr. Zhang Ze, a PRC resident, in exchange for all the capital stock of Innomind Group held by Zhang Ze. As a result of the share exchange transaction, Innomind Group became our wholly owned subsidiary and Innomind Group’s wholly-owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Rino”), a limited liability company organized under the laws of the PRC, became the Company’s indirect subsidiary (the “Share Exchange Transaction”).

Simultaneously with the consummation of the Share Exchange, Zhang Ze transferred and conveyed all of the Control Shares (and all of his right, title and interest in and to the Control Shares) to The Innomind Trust, a trust established under the laws of and domiciled in the British Virgin Islands, of which Zou Dejun and Qiu Jianping, the founders and sole equity owners of Dalian Rino, are the sole beneficiaries. As of December 31, 2008, the Control Shares represent 71.5% of our total outstanding common stock.

The acquisition of Innomind Group and Dalian Innomind on October 5, 2007 by RINO International Corporation effected a change in control and was accounted for as a “reverse acquisition” whereby Innomind Group is the accounting acquirer for financial statement purposes. Accordingly, for all periods and filings subsequent to the October 5, 2007 “reverse acquisition” transaction, the historical financial statements of the Company reflect the consolidated financial statements of Innomind Group since its inception and the operations of RINO International subsequent to October 5, 2007. See the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 12, 2007 for additional information.

Please refer to the Current Report on Form 8-K filed with the SEC on October 12, 2008 and the Annual Report on Form 10K for the fiscal year 2007 filed with the SEC, as for more details about the Share Exchange Transaction.

Private Placement

In connection with the Share Exchange Transaction, on October 5, 2007, we completed a private placement transaction with 24 accredited investors in which we raised $24,480,319 in gross proceeds (or $21,251,000 in net proceeds) from the sale of 5,464,357 shares of our common stock to these investors pursuant to a Securities Purchase Agreement with such investors dated the same date (the “Securities Purchase Agreement”). As part of the private placement transaction, we entered into a Registration Rights Agreement with the investors in the private placement to register for resale of the shares issued to the investors under the Securities Purchase Agreement under the Securities Act of 1933, as amended. We also granted piggy-back registration right to Glenn Little, our majority shareholder and executive officer prior to the Share Exchange Transaction, as to 116,071 of the shares of common stock beneficially owned by him.  Also as part of the private placement and Share Exchange Transaction, we entered into lock-up agreements with Mr. Zou Dejun, our CEO and director, and his wife Ms. Qiu Jianping, our Chairman of the Board, who together beneficially own 71.5% of our common stock as of the date of this report,  which generally prohibit them from selling our stock until October 3, 2009 (the transactions contemplated under the foregoing Securities Purchase Agreement, the Registration Rights Agreement and related agreements, collectively, the “Private Placement Transaction” or “Private Placement”).

The Securities Purchase Agreement and Registration Rights Agreement contain certain covenants on our part, including the following:

Board Appointment Right.

Pursuant to the Securities Purchase Agreement, Hare & Co., an investor in the Private Placement, has the right to designate one member of our (or at their election, Dalian Innomind’s or Dalian Rino’s) Board of Directors. As of the date of this Prospectus, Hare & Co. has not designated a member of the board.

Continued Listing.

Pursuant to the Securities Purchase Agreement, if we apply to have our common stock traded on another trading market, we are required to include in that application all of the shares of common stock purchased in the private placement. We are also required to take all reasonably necessary action to continue the listing and trading of our common stock on the OTC:BB and any other trading market on which the common stock is listed, and to comply with all applicable rules of the trading market.

Delivery of up to 5,580,000 Additional Shares of Common Stock from Escrow Based on After-Tax Net Income.

Pursuant to the Securities Purchase Agreement, a total of 5,580,000 shares of our common stock beneficially owned by our founders Mr. Zou Dejun and his wife, Ms. Qiu Jianping, through the Innomind Trust, are subject to escrow in order to secure our obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event we fail to achieve certain financial performance targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). In the event we do not achieve these financial performance targets, we are required to release and distribute the Make Good Escrow Shares to the investors.  Those targets are $16,000,000 in after-tax net income for the fiscal year ended December 31, 2007, $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008 and $1.120 for earnings per share on a fully-diluted basis for 2008. In the event we do not achieve the 2007 net income target, we are obligated to transfer 1,674,000 shares of our common stock to the private placement investors on a pro-rata basis, and if we fail to achieve the 2008 net income or earnings per share targets, we must transfer to the investors a further 3,906,000 shares. In the event the Company is required to recognize any expense or deduction from revenue or income for releasing the Made Good Escrow Shares to the investors or the founders, as the case maybe, then such expense or deduction will be excluded for purposes of determining whether the company’s after-tax net incomes and earnings per share (for fiscal year 2008) have met the respective targets.  In connection with the release of the Make Good Escrow Shares to the Innomind Trust, which releases are deemed as stock compensation to Mr. Zou and Ms. Qiu, we accrued $17.5 and $7.5 million of compensation expense for fiscal years 2008 and 2007, respectively.

Liquidated Damages for late appointment of independent board members and registration related matters.

Under the Registration Rights Agreement, we are obligated to cause the registration statement filed with the SEC covering and registering under the Securities Act of 1933, as amended, for the re-sale of all the common stock offered and sold in the private placement to be declared effective by the SEC by March 3, 2008. If we fail to comply with the foregoing, we are obligated to pay liquidated damages to the investors equal in amount to 1% of the total investment amount invested by the investors on the first day of such failure and for each month (or part of a month)(an aggregate of $244,353) after March 3, 2008, until the registration statement is declared effective (“Effectiveness Damages”), which are capped at 10% ($2,494,600) of the total investment amount raised in the Private Placement Transaction.  The registration statement was declared effective by the SEC on October 2, 2008.  Consequently, we incurred liquidated damages in the amount of $1,971,116.

Under the Securities Purchase Agreement, we are obligated to appoint a board of directors with a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) by February 2, 2008.  Until this covenant is complied with, we are required to hold $1,000,000 in escrow (“Board Escrow Holdback”) for distribution to the investors as liquidated damages equal in amount to 1% of the total investment amount invested by the investors on the first day of such failure and for each month (or part of a month)(an aggregate of $244,353) after February 2, 2008. On March 20, 2008, we appointed three independent directors to our Board of Directors and fulfilled this obligation. As a result, we incurred liquidated damages in the amount of $627,173.

Such liquidated damages payable by the Company are accounted for in accordance with FSP EITF 00-19-2. Estimated damages at the time of closing are recorded as a liability and deducted from additional paid-in capital as costs of issuance. Estimated damages determined later pursuant to the criteria for SFAS 5 are recorded as a liability and deducted from operating income.

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

The cash held in escrow pursuant to the Board Escrow Holdback as described above is accounted for as other current assets and are not  shown as cash or cash equivalents on the our balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares are released from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the Company’s management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they are accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

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

The warrants to purchase 382,500 shares of our common stock issued to Douglas Capital, our placement agent, qualify as permanent equity under EITF 00-19, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.
Please refer to the Current Report on Form 8-K filed with the SEC on October 12, 2008 and the Annual Report on Form 10K for the fiscal year 2007, as amended filed with the SEC for more details about the Share Exchange Transaction.

Restructuring Agreements to Acquire Dalian Rino’s Operating Business

In connection with the consummation of the Share Exchange Transaction and the Private Placement, Dalian Innomind, entered into and consummated a series of transactions (collectively, the “Restructuring Transactions” and the agreements related thereto, collectively, the “Restructuring Agreements”), with Dalian Rino. Pursuant to the Restructuring Agreements, Dalian Innomind purchased and leased substantially all of the assets of Dalian Rino and assumed control of the operations and management of Dalian Rino’s business. As part of the Restructuring Agreements, the shareholders of Dalian Rino, Dalian Rino and Dalian Innomind entered into an Entrusted Management Agreement, pursuant to which the shareholders of Dalian Rino and Dalian Rino entrusted Dalian Innomind with the operations and management of Dalian Rino’s business.  Under the agreement, Dalian Innomind will manage Dalian Rino’s operations and assets, control all of Dalian Rino's cash flow through an entrusted bank account, will be entitled to the payment of Dalain Rino's net profits as a management fee, and will be obligated to pay all Dalian Rino’s payables and loan payments. The Entrusted Management Agreement will remain in effect until Dalian Innomind acquires all of the assets or equity of Dalian Rino (as more fully described below under “Exclusive Option Agreement”). Prior to that acquisition, Dalian Rino will only own those certain assets that have not been sold or leased to Dalian Innomind pursuant to the Restructuring Agreements. As part of the Restructuring Agreements, Dalian Rino transferred its employees and provided its supply and sales channels to Dalian Innomind, and Dalian Rino and Dalian Rino’s founders transferred certain patents and trademarks to Dalian Innmond.

The following ancillary agreements were also entered into as part of the Restructuring Agreements:

Shareholders’ Voting Proxy Agreement. Under the shareholders' voting proxy agreement among the Dalian Rino shareholders and Dalian Innomind, the Dalian Rino shareholders irrevocably and exclusively appointed the members of Dalian Innomind’s board of directors as their proxies to vote on all matters that require Dalian Rino shareholder approval.

Exclusive Option Agreement. Under the exclusive option agreement among Dalian Innomind, Dalian Rino and the Dalian Rino shareholders, the Dalian Rino shareholders have granted Dalian Innomind an irrevocable and exclusive purchase option (the “Option”) to acquire Dalian Rino’s equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for a non-PRC entity's equity to be used as consideration for the purchase of a PRC entity's assets or equity. Accordingly, the Option is exercisable when PRC law would allow foreign equity to be used as consideration to acquire a PRC entity's equity interests and/or assets, or when the Company has sufficient funds to purchase Dalian Rino's equity or remaining assets. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future, definitive agreements setting forth the kind and value of such consideration. To the extent the Dalian Rino shareholders receive any of such consideration, the Option requires them to transfer (and not retain) the same to Dalian Rino or Dalian Innomind.

Share Pledge Agreement. Under the share pledge agreement among Dalian Innomind and the Dalian Rino shareholders (the "Share Pledge Agreement"), the Dalian Rino shareholders have pledged all of their equity interests in Dalian Rino, including the proceeds thereof, to guarantee all of Dalian Innomind's rights and benefits under the Restructuring Agreements. Prior to termination of the Share Pledge Agreement, the pledged equity interests cannot be transferred without Dalian Innomind's prior written consent.

Please refer to the Current Report on Form 8-K filed with the SEC on October 12, 2008 and the Annual Report on Form 10K for the fiscal year 2007, as amended filed with the SEC for more details about the Share Exchange Transaction.

As a result of the Restructuring Agreements, Dalian Rino became an indirectly contractually controlled affiliate of the Company. As of the date of this report, Dalian Rino has two wholly owned subsidiaries: Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) and Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”).

The Company’s current structure is set forth in the diagram below:

Organizational History of Innomind Group Limited (“Innomind Group”) and Dalian Innomind Environment Engineering Co., Ltd. (Dalian Innomind”)

Innomind Group.

Innomind Group Limited was incorporated under the laws of the British Virgin Islands on November 17, 2006. Until the consummation of the Share Exchange Transaction, Innomind Group’s sole shareholder was Zhang Ze, a citizen and resident of the PRC.

Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”).

On July 9, 2007, Innomind Group incorporated Dalian Innomind under the laws of the PRC. All of Dalian Innomind’s outstanding capital stock is held by Innomind, and by virtue of such ownership Dalian Innomind is a “wholly foreign owned enterprise (“WFOE”) under PRC law.

Organizational History of Dalian Rino Engineering Science and Technology Co., Ltd (“Dalian Rino”)

Dalian Rino Engineering Science and Technology Co., Ltd. (unless the context indicate otherwise, together with its subsidiaries, collectively, “Dalian Rino”) was formed on March 5, 2003, under PRC law. Its initial registered capital was RMB 7,000,000 (approximately US $922,327), which was increased to RMB 30,500,000 (approximately US $4,018,711) on April 18, 2006. Dalian Rino is owned by its two founders, Zou Dejun (90%) and his wife, Qiu Jianping (10%). Since its founding, Dalian Rino has been engaged in developing, marketing and selling its three principal products: the Lamella Inclined Tube Settler Wastewater Treatment System (also called the “Lamella Wastewater System”), the Circulating Fluidized Bed Flue Gas Desulphurization System (also called the “Desulphurization System”), and the High Temperature Hot Rolled Steel Anti-Oxidation System (also called the “Anti-Oxidation System”).

On September 24, 2008, Dalian Rino formed Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”), as a wholly owned subsidiary under the laws of the PRC, to focus on research, development and the technical design aspects of our business. Pursuant to the business permits, Dalian Rino Design’s right of operation expires on September 23, 2018 and its business permit is renewable upon expiration.

On October 14, 2008, Dalian Rino formed Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”), as a wholly-owned subsidiary under the laws of the PRC.  Pursuant to its business license, Dalian Rino Installation is permitted and will focus primarily on installation of environmental protection and energy saving equipment. Dalian Rino Installation’s right of operation expires on October 13, 2018 and its business permit is renewable upon expiration.

Description of the Business

We are an industrial technology-based, PRC environmental protection and remediation company. Specifically, through our subsidiaries and controlled affiliates in China, we are engaged in the business of designing, manufacturing, installing and servicing wastewater treatment and exhaust emission desulphurization equipment principally for use in China’s iron and steel industry, and anti-oxidation products and equipment designed for use in the manufacture of hot rolled steel plate products. All of our products are custom-built for specific project installations, and we execute supply contracts during the design phase of our projects. Our products are all designed to reduce either or both industrial pollution and energy utilization, and comply with ISO 9001 Quality Management System and ISO 14001 Environment Management System requirements, for which RINO received certificates in 2004.

Since 1978, the PRC has undergone a substantial economic transformation and rapid economic growth, becoming the world’s fourth largest national economy, with the world’s largest and most rapidly growing iron and steel market. Through its continuous focus on nation-wide economic development, China’s overall industrial pollution output has become a central issue for the national government, and a priority in the PRC’s eleventh five-year plan. For example, in 2006 China’s industrial enterprises emitted 25.9 million tons of sulphur dioxide, the principal cause of “acid-rain,” and the PRC has become the world’s largest emitter of sulphur dioxide pollution. As a consequence of this and other industrially-based environmental challenges, Dalian Rino’s customer base - the Chinese iron and steel industry - faces governmental mandates to decrease or eliminate water pollution and sulphur emissions, which are key applications for our technologies.

Accordingly, environmental protection and remediation is a relatively new industry in the PRC. Nonetheless, like the Chinese economy, it is rapidly growing – we estimate that in the next 5 years, there is a wastewater remediation market of $260 million per year and the desulphurization market will grow at approximately 5% annually..  Further, the market for the Company’s products is highly regulated by the central PRC government, which sets specific pollution output targets for industrial enterprises. For this reason, we believe that the demand for our products is predictable, and will follow the growth of the PRC’s iron and steel industry and government-mandated pollution control standards that are being made more stringent annually. We also believe that our revenue and profitability growth to date arises from these same factors. Our revenues increased 119.8% to $139.3 million for fiscal year 2008 from $63.4 million for fiscal year 2007. Our gross profit increased 78.3% to $54.3 million for fiscal year 2008 from $30.5 million for fiscal year 2007. Our income from operations increased 36.9% to $21.6 million for fiscal year 2008 from $15.8 million. Our after-tax net income increased 108.3% to $21.3 million for fiscal year 2008 from $10.2 million for fiscal year 2007.  Without taking into account certain non-cash stock compensation expenses that we incurred in connection with our release of the Make Good Escrow Shares to the Innomind Trust with our founders as beneficiaries, our income from operations increased 67.9% to $39.1 million for fiscal year 2008 from $23.3 million from fiscal year 2007, and our after-tax net income increased 118.9% to $38.8 million for fiscal year 2008 from $17.7 million for fiscal year 2007.

Principal Products

Traditionally, we have three principal products and product lines: the “Lamella Inclined Tube Settler Waste Water Treatment System,” the “Circulating, Fluidized Bed, Flue Gas Desulphurization System,” and the “High Temperature Anti-Oxidation System for Hot Rolled Steel.”

In addition to the environmental remediation and protection systems above, since late 2005 we have also been using our over capacity during “down time” to perform contract machining services for third-party industrial enterprises.

Lamella Inclined Tube Settler Wastewater Treatment System.

Our core product, the “Lamella Wastewater System,” is a highly efficient wastewater treatment system that incorporates our proprietary and patented ‘Lamella Inclined Tube Settler’ technology. We believe that the System is among the most technologically advanced wastewater treatment systems presently in use in China’s iron and steel industry. It includes industrial water treatment equipment, complete sets of effluent-condensing equipment, highly efficient solid and liquid abstraction dewatering equipment and coal gas dust removal and cleaning equipment. The technology has received numerous regional and national design awards, and has been successfully installed and used at some of the largest steel mills in China, including Jinan Iron & Steel Group Co., Ltd., Benxi Iron & Steel (Group) Co., Ltd., Handan Iron & Steel Group Co., Ltd., Tianjin Tiangang Group Co., Ltd., Shijiazhuang Iron & Steel Group Co., Ltd., Panzhihua Iron & Steel Group Co., Ltd., Anyang Iron & Steel Group Co., Ltd., Nanchang Changli Steel Co., Ltd., Shaogang Steel Co., Ltd., Linggang Steel Co., Ltd. and Puyang Steel.

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

The low carbon steel structures - such as pool surface frame - exposed to humidity and high temperature, easily corrode, which greatly reduces the life of equipment.	Lamella Inclined Tube Settler system is enclosed, the high humidity of the tank will not cause corrosion of the equipment.

Occupies large area - large footprint, strict requirement for placement.	Occupying small area - small footprint - equipment can save over 30% area to treat same amount of water and is flexible for installation.

Complicated system technique, complicated equipment configuration, high maintenance, inconvenient for use with automated control, often creates secondary pollution.	Short technical process, simple equipment, low failure rate - high MTBF, easy maintenance, highly automated, low operational cost, closed-end circulating treatment, without secondary pollution.

Circulating, Fluidized Bed, Flue Gas Desulphurization System.

The Circulating, Fluidized Bed, Flue Gas Desulphurization System (the “Desulphurization System”) is a highly effective system that removes particulate sulphur from flue gas emissions generated by the sintering process in the production of iron and steel (a process in which sulphur and other impurities are removed from iron ore by heating, without melting, pulverized iron ore) with the resulting discharge meeting all relevant PRC air pollution standards. Without treatment, flue gasses that result from sintering contain high content of sulphur dioxide which reacts with atmospheric water and oxygen to produce sulphuric acid that precipitates as “acid rain.”  As illustrated below, the Desulphurization System is comprised of a desulphurization agent inlet system, circulating fluidized bed desulphurization reactor, dust removal system, desulphurization dust removal treatment system, desulphurization wind pump system, monitoring system, electrical control system, and smoke flue system.

The Desulphurization System utilizes proprietary technology jointly developed by RINO and the Chinese Academy of Sciences. On May 18, 2007, Dalian Rino acquired the intellectual property rights to this technology (including the right to patent the same) from the Chinese Academy of Sciences for RMB 1,000,000.

As compared with equipment using other desulphurization technologies, our proprietary technology has the following advantages: our equipment has a smaller footprint, a shorter circulation process and a low calcium sulphur ratio, the cost of operating the system is lower; the system is more efficient with higher desulphurization rates (for coal with a high (i.e., 6%) sulphur content, desulphurization rates can reach 92%). Our desulphurization process does not generate wastewater, dust or other secondary pollutants. In addition, the costs for the manufacturing and installation of the equipment are relatively affordable to the targeted iron and steel mills.

Although historically we have concentrated our marketing and efforts for this system in the PRC iron and steel industry, the technology also can be widely used in fields such as metallurgy, electrical power generation, rubbish treatment. We plan to expand our sales and marketing to such additional applications both in the PRC and internationally.

High Temperature Anti-Oxidation System for Hot Rolled Steel

The Anti-Oxidation System is a set of products and a mechanized system, to substantially reduce oxidation-related output losses in the production of continuous cast, hot rolled steel.   In the process of continuous cast, hot rolled steel, oxidation-related output loss ranges from 2% -5% on average. This translates into a loss of production output or throughput of 2%-5%.  Our Anti-Oxidation System reduces oxidation-related output loss by over 60%, from the current level of approximately 3% to around 1.2%.  In addition, oxidation in high-temperature steel production results in the waste of water and energy and generates pollution.  In the United States, Japan, and Europe, technology has been developed to ameliorate this problem, but the cost of the coating used in the process and the inability of the equipment to be utilized in high temperature environments limits its application to specialty steel products such as stainless steel, and silicon and carbide steel products.

Our Anti-Oxidation System is specifically designed to work effectively with hot rolled steel product in high temperature environment.  As illustrated below, our system operates at significantly higher product temperatures than its competitors, thereby increasing its general utility and its range of steel product applications.  We believe that in design and technology the Anti-Oxidation System is the only anti-oxidation process available for the iron and steel industry (both in the PRC and internationally) that can be applied in high temperature environments, and is a unique solution to the loss of production output due to high-temperature oxidation, which is a long-standing problem in the world-wide iron and steel industry.

The technology used in our Anti-Oxidation System is jointly developed by Dalian RINO and the Chinese Academy of Sciences. In March, 2006, Dalian Rino acquired the technology from the Chinese Academy of Sciences under an agreement that provides for the co-ownership of the intellectual property rights to the formula for the anti-oxidizing paint used in the system and to the spray system for applying the paint, co-ownership of any patents granted, and the transfer to Dalian Rino of all commercialization rights.

As hot rolled steel consists of approximately 90% of the PRC steel production and 90% of world-wide production, we believe that our technology has a far broader market both in China and internationally than is the case for competing systems and technologies.

Each unit of our Anti-Oxidation System services one steel line and costs approximately $1.4 million installed.  The coating material developed by Dalian Rino for use with the anti-oxidation equipment can be produced at relatively low cost at approximately $1,264 per ton which covers approximately 1180 tons of steel. The coating material is usable in high temperature environments and is easily applied in a uniform manner. That coating can be directly sprayed onto hot steel slabs at temperatures of 600°-1000° C, thereby saving the increased costs and energy utilization that all other anti-oxidation equipment entails.

In July 2007, our Anti-Oxidation System has first been installed, tested and accepted by Jinan Iron & Steel Group Co., a major PRC steel manufacturer. The installation results show that the coating system fully conforms to the hot rolling mill environment, effectively reduces oxidation loss by 60%, saves energy, and increases production throughput.

Additional Line of Business

In addition to the environmental remediation and protection systems above, since late 2005 we have also being using our over capacity during “down time” to perform contract machining services for third-party industrial enterprises.

The specialized heavy machinery and equipment that we use to produce our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System also provides us with a substantial capacity to undertake the machining of large, high-precision and advanced structures from areas outside of northeast China. To this end, Dalian Rino established and the Company maintains strategic cooperation relationships with Dalian Heavy Industry (Zhonggong) and China First Heavy Industries with which we contract to provide production time on our heavier machine tools, during “down time” on our own production. For fiscal years 2006, 2007 and 2008, such contract manufacturing business has provided the Company with $3,608,075, $13,021,070 and $13,884,528 in revenues, respectively, and $2,473,614, $6,625,134 and $6,702,975 in gross profit, respectively.

The Company expects that as sales of its own products increase, we will reduce or eliminate contracting the use of our machines and equipment to third parties.

New Products and Product Development

Integrated Dust Catching System

In the first quarter of 2008, the Company commercialized and received initial purchase orders for a new integrated dust catching system which removes up to 99% of the dust from sintering iron during the production process and complements its current desulphurization equipment.

The integrated dust catching system uses electric preceptors to remove part of the dust load from flue gases, followed by a bag filtration system, which together achieve dust removal rates of up to 99%. The integrated dust catching system completes the treatment of sintering flue gases begun by the Company’s desulphurization equipment. Adoption of the integrated dust catching system is being driven in part by China’s regulatory pressure to reduce particulate emissions to as low as 30mg/cubic meter of flue gas, down from levels usually above 80mg/cubic meter. New Chinese regulations for dust content of flue gases in major cities will be comparable to those in place in the European Union. To date, the Company’s integrated dust catchers have been installed in several steelmaker in China. The Company anticipates the average selling price will be around US$2.0 million and the time from contract signing to final installation will equate to approximately two to three months.

Sludge Treatment System

In November 2008, we successfully developed a new sludge treatment system through cooperation with the Dalian University of Technology. The new sludge treatment system can be used to treat sludge generated by the municipal wastewater treatment process, industrial sludge generated by the chemical industry and oil sludge generated by oil industry. We estimate that there is a market of approximately $28.8 billion for the treatment of sludge generated by various municipal wastewater and industrial processing systems in the PRC market.  To treat the sludge, the first and most critical step is to remove water from the sludge through a dehydration process, which will reduce the quantity of the sludge and make it easier to be incinerated. Depending on the heavy metal content of the desiccated sludge, the final product can be used as agricultural fertilizer if the heavy metal content is low, or, after further processing, as a component in various construction materials if the heavy metal content is high.

The current best sludge treatment technology available in the PRC market (provided by a Korean company) allows for a 30% reduction of water in the sludge while our technology, using superheated steam to dehydrate sludge, provides an improvement of 10% in water reduction.  In addition, our new sludge treatment system costs approximately 50% less than imported products and the costs of daily operation are approximately 45% less. The Chinese government recently promulgated a new regulation requiring at least 60% of municipal wastewater be treated by 2010, the implementation of which is expected to significantly increase the amount of sludge generated by the wastewater treatment process in China in the next several years. We estimate the profit to process one ton of sludge generated by municipal wastewater treatment process varies between $12 and $19 depending on the steam source. Currently, approximately 27.8 million metric tons of sludge is being generated by the wastewater treatment process annually with a water content of approximately 80%.

Northeastern China, where Dalian RINO is located, is the oil industry center and this region generates approximately 2 million tons of oil sludge annually. The profit to process one ton of oil sludge ranges between $39 and $44.

Dalian University of Technology has made a patent application for this technology in China (Application number: 200710011115.0).  Based our agreement with Dalian University of Technology, Dalian Rino will pay an ongoing royalty of approximately 5% of sales to the university.

Environmental Challenges in the PRC

China currently had been in the midst of extraordinarily rapid economic growth and reform that is closely tied to its pace of industrial development. In 2004, the PRC’s total industrial output reached RMB 7,238.7 billion (US $934 billion). Since 1978, China’s real GDP has grown at an average rate of approximately 11.3% per year, while its share of world trade has risen from less than 1% to almost 8% in the same timeframe. Foreign trade growth has averaged nearly 15% over the same period, or more than 2,700% in the aggregate. Over the last decade the PRC has become a preferred destination for direct foreign investment, and in 2005 attracted $72.4 billion in foreign direct investment, according to the Chinese Ministry of Commerce. China also is competitive in many advanced technologies and continues to be a preferred destination for the relocation of global manufacturing facilities in virtually every manufacturing sector. China is now the fourth largest economy and the third largest trader in the world.

With the PRC’s rapid industrial expansion has come its inevitable by-product: industrially generated pollution of water, the air and the environment, generally. It is estimated that approximately 80% of China’s environmental pollution results from industry-produced solid waste, waste water and waste gas emissions. During the 1990’s the extent of and dangers posed by China’s increasing levels of environmental pollution became widely perceived and developed into a priority for the PRC’s central government. During the 2000-2005 period, China expended over $90 billion on environmental protection efforts. Prior to the global financial crisis, for the eleventh five-year plan (2006-2010), the PRC is expected to spend approximately $193 billion on such efforts The reduction or elimination of waste water and airborne pollutants has become a key element in the country’s next five year economic plan.

In addition, in response to the recent global financial crisis, the PRC government introduced a 4 trillion RMB stimulus program on November 27, 2008. The stimulus package - to be spread over a period of two years - aimed to boost the slowing Chinese economy by spurring domestic spending and demand, as its GDP growth slid to 9% in 2008 after years of double-digit growth. On February 26, 2009, China’s State Council reinforced China’s 2008 stimulation package by further measures to stimulate specific industries in 2009. Specifically, 5.3% of the total stimulus package will be spent on sustainable development that promotes energy saving and environmental control.

Based on the breakdown of the stimulus spending unveiled by China’s top economic planner, the National Development and Reform Commission (NDRC), the percentage allocation of the total stimulus package is as follows: approximately 38% to public infrastructure (such as railway, road, irrigation, and airport construction), 25% to post-quake reconstruction (construction of low-cost housing, rehabilitation of slums, and other social safety net projects), 9% to technology advancement (projects to upgrade the Chinese industrial sector, gearing towards high-end production to move away from the current export-oriented and labor-intensive mode of growth),  5% to sustainable development (projects to promote energy saving and cuts in harmful gas emissions, and environmental engineering projects), 4% to educational & cultural projects and 9% to rural development (building public facilities, resettling nomadic people, supporting agriculture works, and providing safe drinking water).

Serving the environmental control needs for the iron and steel industries, we believe we stand to benefit from the stimulus spending on both environment control related projects and from the growth of the iron and steel industries which will be beneficiaries of the infrastructural spending under the stimulus package.

PRC Markets for Dalian Rino’s Products and Technologies

Wastewater Treatment Market.

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

Today, there are approximately 730 iron-making blast furnaces over 300 cubic meters in size operating in China. Of these, 495 have already adopted wastewater treatment facilities, some of which are utilizing the traditional inclined plate settling pool technology, while 235 have no wastewater treatment whatsoever. The average cost of equipment for wastewater treatment of a blast furnace of this size is $2,000,000. Additionally, there are 670 steel-making converters in China with a capacity of over 75 tons. 360 of these converters have existing wastewater treatment equipment, while 310 converters have no wastewater treatment facilities whatsoever.   The average cost of equipment for a converter of this size is $1,700,000. The PRC government has mandated that all blast furnaces and converters have wastewater treatment facilities in place by 2012. Accordingly, these mandates have created a $216 million annual market for the next several years.

In addition to the blast furnaces and converters with no wastewater treatment facilities, we believe that there is a large replacement market potential for those operations with wastewater treatment systems that utilize the traditional inclined plate settling pool technology. This is older technology introduced by the former Soviet Union in the late 1970s and applied in iron & steel industry in the 1980s. Compared with our proprietary Lamella Wastewater System technology, wastewater treatment systems using the traditional inclined plate settling pool technology has lower throughput capability, a much larger footprint and involves high maintenance requirements and expenses. Based on our market research with our end-use customers as well as market investigation with other iron & steel foundries and mills, we believe there will be a substantial need to replace this aging technology in 10 years, thereby creating an additional market of $87,900,000 for blast furnace and converter retrofits based on an average cost of $2 million to retrofit a blast furnace and $1.7 million to retrofit a converter.

Using proprietary and patented technology which removes up to 98% of particulates, producing 100-150 m3 of effluent water per hour with an average of 50mg/L of particulates, we believe our Lamella Wastewater System has been a market leader for wastewater treatment in the iron & steel industry.  For fiscal years 2007 and 2008, revenues generated from our wastewater treatment business was $7.0 million and $14.4 million, respectively, representing 11.0% and 10.4% of our total revenues for fiscal years 2007 and 2008, respectively.

Desulphurization Market

In China, the main cause of airborne pollution is sulfur dioxide emissions from coal. According to joint research by the Chinese Institute of Environmental Science and Tsinghua University, sulphur dioxide-induced acid rain costs China over $13.3 billion annually in various losses, and atmospheric pollution results in an annual loss equivalent to two or three percent of China's GDP.

In 2005, the latest year for which statistics are available, the Chinese iron & steel industry discharged 1.24 million metric tons of sulphur dioxide into the atmosphere. Decades of lightly monitored growth in this industry sector, with little or no consequences attached to sulphur dioxide emissions, combined with mandatory, industry-wide sulphur dioxide reductions over the next few years, presents the industry with a pressing need to remediate these emissions from iron & steel sinters.

Based on government mandates, over the next few years, coal-fired sinters and other like furnace operations must install desulphurization equipment or face stiff, monthly penalties or, possibly, have their operations shut down. We believe that, because our Desulphurization System is the only sinter processing equipment available in the PRC market that is specifically designed for flue gas desulphurization applications that are larger than 90 square meters - the standard size for sinter operations in the PRC iron & steel industry - the Company has a substantial competitive advantage over its international competitors.

Today, there are around 200 coal-fired sinters in China without flue gas desulphurization equipment (this number is expected to rise along with the expansion of China’s iron and steel industry).  Prior to June 2008, government policy only capped total gas emissions in a geographic area and there was no restriction on the gas emissions of any individual coal-fired sinter. Accordingly, some coal-fired sinters only had desulphurization equipment that partially treated their gas emissions and some had no desulphurization equipment installed so long as the emission cap in the area was not exceeded.  After June 2008, the government tightened gas emission control and is now requiring all coal-fired sinters to have desulphurization equipment installed.  This translates into a cumulative market for our desulphurization technology of more than $1 billion in the next few years based on our estimate. We plan to penetrate this market aggressively by marketing the Desulphurization System as a turn-key solution for the Chinese iron & steel industry’s sulphur dioxide emission problems.

Our desulphurization system has been installed in steel mills such as Jinan Iron & Steel Co., Panzhihua Iron & Steel, Shengfeng Iron & Steel, Handan Iron & Steel, Chongqing Iron & Steel.  and Kunming Iron & Steel, Hulingnianyuan Iron and Steel, Nanchangchangli Iron & Steel, Qianjing Iron & Steel and Yuhua Iron & Steel.  For fiscal years 2007 and 2008, revenues generated from our desulphurization business was $33.1 million and $105.3 million, respectively, representing 52.3% and 75.6% of our total revenues for fiscal years 2007 and 2008, respectively.

Anti-Oxidation Market

The oxidation of hot rolled steel results, on average, in the loss of 3% of the output in steel production. Although a number of U.S. and European anti-oxidation systems are available internationally, the high costs of the paints and coatings they use, as well as their ineffectiveness at high temperatures, have limited their application and utility to low temperature, specialty steel products. The suppliers of these anti-oxidation systems include America Advanced Technical Products, ATP Metallurgical, Duffy, Condursal, and Berktekt. Because of the high cost of usage, these paint/coating systems are all applied on only specialty steel and additionally, have limitations of low temperature application - they cannot be used on-line.

Importantly, the temperature range limitations of these systems prevent them from being used “on-line” in the high temperature ranges of hot rolled steel products, which historically account for over 90% of the PRC’s crude steel production. China is estimated to have produced approximately 500 million tons of steel in 2008, of which the expected output of hot rolled steel is estimated at 450 million tons. On this basis, it can be expected that, if not treated, China would lose approximately 13.5 million tons from its 2008 hot rolled steel production - a volume that is equal to a large steel producer’s annual output. Unlike its international competition, our Anti-Oxidation System is specifically designed to use less costly coating material and to operate effectively at temperatures ranging from 600° - 1,000° C - the environment of hot rolled steel plate. Based on the confirmed results of the installation of our anti-oxidation equipment and technology at Jinan Iron & Steel in 2007, we believe that the Anti-Oxidation System reduces hot rolled steel oxidation loss by a minimum of 60%. This would have resulted in an increase of 8.1 million tons of China’s 2008 output, and estimated commensurate savings in coal (6.4 million tons) and water (80 million tons) consumption for processing and throughput.

Using the PRC hot rolled steel estimate for 2008 as a benchmark, we estimate that the full application of the Anti-Oxidation System to that projected production output would result in approximately $567,000,000 in water and cost savings per year.

With these factors in mind, we believe that our Anti-Oxidation System can achieve a significant degree of penetration in the PRC market, as it addresses a domestic production need which is beyond the applicability of presently available U.S. and European technologies and systems.

For fiscal years 2008 and 2007, revenues generated from our anti-oxidation business was $5.7 million and $2.0 million, respectively, representing 4.1% and 3.1% of our total revenues for fiscal years 2008 and 2007, respectively.

Raw Materials Supply

The principal raw materials used in our business are steel and steel products, ancillary components used in our final products (such as motors), electrical cable, lubricants, cutting and welding material, and special plastic tubes used in our wastewater treatment system.  Our principal supplier, Dalian Shuntongda Trading Co., Ltd., provided approximately 82% of the Company’s purchases of raw materials for the year ended December 31, 2008 and 95% of the Company’s purchase of raw materials for the year ended December 31, 2007. Dalian Shuntongda is well connected in the iron and steel industries and can obtain steel and steel products from numerous suppliers in the PRC market at favorable (often below market) prices.  In addition, we are able to purchase steel and steel products from other suppliers and we intend to work with other qualified suppliers if the supply terms are more competitive than the existing terms available to us.

 Intellectual Property

Set forth below is a list of the patents that we own or with regard to which we have submitted applications for patent approval:

Jurisdiction	Project description	Patent No.	Patent type	Patent Status	Expiration Date
China	Desilting Inclined Plate and Tube Settler in Full Automation	200920010319.7	Practical new	Application under review

China	Inclined Plate and Tube Settler of Deposition with Three Continuous Processes	200920010318.1	Practical new	Application under review
China	Slurry Cleaning Equipment	032119135	Practical new	Granted	March 13, 2013
China	Wastewater comprehensive treatment system and method	ZL03111178.5	Invention patent	Granted	March 13, 2023

China	Desulphurization Process of Sintering Flue Gas	200810128193.3	Invention patent	Application under review

PCT International	Antioxidation Coating for Steel and Antioxidation Method Using the Same	7494692	Invention patent	Granted	April 3, 2028

PCT International	Inorganic Composite Binders with High-temperature Resistance	PCT/CN2007/000568	Invention patent	Application under review

PCT International	Anti-oxidation Spray Methods and Spray Equipment for Steel Billets	PCT/CN2007/001475	Invention patent	Application under review

International patent applications are administered under the Patent Cooperation Treaty (the “PCT”). A PCT application covers all the PCT member countries, which include most major industrialized countries. The PRC became a member of the PCT in 1994.

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

Trademark and Logo.

The Chinese version of the “RINO” trademark，绿诺，and associated logo are both registered by Dalian Rino in the PRC. Their perpetual, royalty-free use by Dalian Innomind is authorized as part of the Restructuring Agreements.

Other Intellectual Property Rights Protections in the PRC.

In addition to patent protection law in the PRC, we also rely on contractual confidentiality provisions to protect our intellectual property rights and our brand. The Company’s research and development personnel and executive officers are subject to confidentiality agreements to keep our proprietary information confidential. In addition, they are subject to a three-year covenant not to compete following the termination of employment with our Company. Further, they agree that any work product belongs to our Company.

Customers

Historically, we generate revenues from large scale projects based on long-term fixed price contracts with customers for the manufacturing and installation of customized industrial equipment.  Five major customers accounted for 88% of the sales for the year ended December 31, 2007. Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time.  Generally, each of our projects involves the manufacturing, installation and testing of the equipment we sell. Due to the size of our projects and the length of time to complete our projects (averaging six to eight months), it appears that our revenues are generated from a limited number of customers at any given period of time.  However, we do not rely on a limited number of customers for revenue generation over time, as they constantly change.   Nevertheless, given the cost of our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System products, we believe that for the foreseeable future the Company will continue to rely on large customers for a substantial portion of its gross revenues. There are approximately 34 iron and steel companies in the PRC of a size and with annual production levels that make our products feasible for sale and installation.  In order to expand our sales, we plan to capture increasing numbers of these potential customers for primary product sales, and aggressively cross-sell our products to each customer. In fiscal year 2008, we enlarged our customer base and revenue generation was much less concentrated.  As a result, 2008 revenues generated from our prior year top customers did not account for a large percentage of total revenues in fiscal year 2008. In fiscal year 2008, revenues generated from our top six customers accounted for 34.7% of our total gross revenues.

During the year ended December 31, 2008, the Company has enlarged its customer base and no customer accounted for more than 10% of the Company’s total sales, and during the year ended December 31, 2007, the Company made sales to a small number of customers with five customers accounting for 88% of the Company’s total sales. Accounts receivable from those five customers totaled $18,479,541 as of December 31, 2007.

Competition

Lamella Wastewater System.

Prior to Dalian Rino’s introduction of its Lamella Wastewater System, the typical industrial wastewater treatment technology used in China relied on an inclined “plate settling pool” process. Such systems continue to be generally available in the PRC, and a substantial portion of them are self-installed by iron and steel companies. The Lamella Wastewater System’s advanced technology results in the following competitive advantages: lower installation and usage costs, increased throughput, smaller equipment footprint, and lower ongoing maintenance costs. We know of no comparable technology presently available in China, and we will emphasize the foregoing cost and efficiency advantages as we compete for customers.

Desulphurization System.

In the PRC, the sulphur dioxide emitted in flue gases from the sintering of iron during steel-making, is a major component of the environmental pollution that has followed China’s industrial expansion. Sintering is a step in steel-making, in which sulphur and other impurities are removed from raw iron by heating (without melting) pulverized iron ore. Removing the sulphur dioxide from a steel mill’s hot flue gas emissions is, therefore, a principal way of controlling acid rain.
Presently in China, major companies engaged in the desulphurization equipment market include: Beijing Guodian Longyuan Environmental Company, Zhejiang Feida Company, Fujian Longjing Environmental Company, Wuhan Kaidi Electric Power Company, Jiulong Electric Power Company, and Qinghua Tongfang Company. To the best of our knowledge, these companies have little or no production and installation experience in the iron and steel industry, and do not currently design or manufacture equipment that is applicable to sintering processes. We believe we are the first company to design, manufacture and complete an iron and steel sinter machine desulphurization installation in the PRC. Accordingly, we do not expect to have any direct competitors in this sector for approximately 2-3 years - the minimum time necessary for potential competitors to complete product development.

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

Research and Development; Growth Strategy

In 2008, Dalian Rino expended approximately $0.7 million for product research and development, approximately $0.6 million of which was directed at flue gas desulphurization and $0.1 million was directed at the new sludge treatment system.  In 2007, Dalian Rino expended approximately $0.8 million for product research and development, approximately $0.5 million of which was directed at anti-oxidation research and approximately $0.3 million of which was directed at flue gas desulphurization. The Company’s continuing research and development program is linked to our growth strategy directed towards 2009 and several years thereafter, during which time we will develop export markets for our products in the United States and Western Europe and seek to develop new applications for our products suited to and targeted at these new, international markets.  In conducting our research and development, the Company expects to continue its collaborative relationship with the Chinese Academy of Sciences, and also collaborate with Dalian Technology University.

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

Risks Related to our Business

The recent global financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an adverse impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of commercial and consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy in particular.  If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

Although compliance with environmental regulations suggests continued growth with respect to our target market, we believe that the success and growth of our business for the foreseeable future will continue to depend upon the sustained presence of clients in our target markets, primarily associated with the iron and steel industries.  Our client's need to comply with government regulations extends only to the degree that they survive the current economic crisis.  As such, many of our customers may be subject to budgetary constraints and our continued performance under our contracts could be jeopardized by spending reductions or budget cutbacks at these clients.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Dalian Rino began its operations in 2003. Our limited operating history in the environmental protection industry may not provide a meaningful basis on which to evaluate our business. Although Dalian Rino’s revenues have grown rapidly since its inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:
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

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices at the expense of our market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy, our ability to raise financing from outside sources is adversely affected. If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth

Our sales revenues have increased from $63.4 million for the fiscal year ended December 31, 2007 to $139.3 million for the fiscal year ended December 31, 2008. If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy these kinds of increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

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

Due to the large size of our projects, we may depend on a concentration of customers at a given period of time.

Historically, we generate revenues from large scale projects based on long-term fixed price contracts with customers for the manufacturing and installation of customized industrial equipment.  Five major customers accounted for 88% of the sales for the year ended December 31, 2007. Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time.  Generally, each of our projects involves the manufacturing, installation and testing of the equipment we sell. Due to the size of our projects and the length of time to complete our projects (averaging six to eight months), it appears that our revenues are generated from a limited number of customers at any given period of time.  However, we do not rely on a limited number of customers for revenue generation over time, as they constantly change.   Nevertheless, given the cost of our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System products, we believe that for the foreseeable future we will continue to rely on large customers for a substantial portion of our gross revenues. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  For instance, our former CFO resigned in September 2008.  Since then, one of the founders of Dalian Rino and our Chairman of the Board, Qiu Jianping has bee acting as our principal financial officer. Although we have searched diligently for a qualified CFO, we have not been able to fill the position to date.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the Company to pursue other interests. The Company accepted Mr. Richardson’s resignation. Mr. Richardson’s duties were assumed by Ms. Qiu Jianping and several managers pending the hiring of a replacement. Although the Company does not believe that Mr. Richardson’s departure will have an adverse impact on the Company’s operations, there is no guarantee that prior to the hiring of a new CFO, the Company’s internal accounting control will not be adversely affected. The Company has been aggressively seeking replacement of the CFO through international recruiting firms and is currently interviewing candidates. The Company expects to hire a new CFO in the near future.

Our internal controls over financial reporting was ineffective as of December 31, 2008, and management’s report was not subject to attestation by the Company’s independent auditor  as to their effectiveness for the fiscal year ended December 31, 2008, which could have a significant and adverse effect on our business.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management assessed and evaluated our internal controls over financial reporting as of December 31, 2008 and has so far identified the material weaknesses in our internal control in connection with: 1. ineffective controls over accounting for revenues and billing process, 2. ineffective controls over financial statement closing process, 3.lack of controls over construction in process and fixed assets management, 4. insufficient U.S. GAAP qualified accounting and finance personnel, and 5.  lack of internal audit function. As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2008 based on the “Internal Control— Integrated Framework” set forth in COSO.

Management intends to implement the following measures to remediate the material weaknesses that had a material impact on our internal control over financial reporting:

•         Hire finance personnel with experience with complex revenue recognition rules including accounting for multiple element contracts.

•	Institute a formal contract review process to establish and document the revenue recognition events and methodology at the inception of revenue generating contracts.

•
Institute a new process for review of multiple element contracts with standardized documentation which allows for both allocation of revenue based on available objective evidence of fair value as well as the associated billing schedule.

•	Deliver training on revenue recognition principles to sales and operational members of our divisions.

•         Enhance reconciliations, analysis and related reviews for all accounts that give rise to income tax effects in the financial statements.

•	Hire more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. We believe that the annual assessment of our internal controls requirement applies to our annual report for the 2008 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  Even though we intend to adopt measures to remediate the weaknesses that management has already identified as of December 31, 2008, there is no guarantee that these remedial measures will be effective. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

We rely on our Chairman and CEO, the founders of Dalian Rino for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Zou Dejun our CEO, and Ms. Qiu Jianping, our Chairman of the Board. The loss of the services of Mr. Zou or Ms. Qiu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Zou and Ms. Qiu will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We carry key man life insurance of $5.0 million each for Mr, Zou and Ms. Qiu but do not carry key man life insurance for any other key personnel.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. On September 5, 2008, Bruce Richardson resigned from his positions as our Chief Financial Officer and Secretary to pursue other interests. We accepted Mr. Richardson’s resignation. Mr. Richardson’s duties will be assumed by Ms. Qiu Jianping and several managers pending the hiring of a replacement. Although we do not believe that Mr. Richardson’s departure will have an adverse impact on our operations, there is no guarantee that prior to the hiring of a new CFO, our internal accounting control will not be adversely affected. Although we have been aggressively seeking replacement of the CFO through international recruiting firms and is currently interviewing candidates, there is no guarantee that we will be able to hire a qualified new CFO in the near future. Any failure for us to attract or retain high-quality senior executives or senior technology personnel could materially and adversely affect our future growth and financial condition.

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

The restructuring of Dalian Rino may affect Dalian Rino’s existing customer relationships and result in additional transactional costs that may adversely impact our profitability.

We are conducting our business out of Dalian Innomind after we completed the asset purchases and leases as contemplated in the Restructuring Agreements. The restructuring of Dalian Rino’s business through assets transfers and leases to Dalian Innomind may affect Dalian Rino’s existing customer relationships. To the extent the existing customers do not want to assign their purchase orders to a newly formed entity (i.e., Dalian Innomind) the Restructuring Agreements provide a mechanism to allow Dalian Rino to continue its operations under Dalian Innomind’s control. However, we cannot assure you that the customers will continue their business relationships with us or Dalian Rino after this complicated restructuring. Any loss of Dalian Rino’s existing customers will have an adverse impact on our revenues and net profits.

Our Restructuring Agreements with Dalian Rino and its shareholders may not be as effective in providing control over these entities as direct ownership and potential conflicts of interest may occur in the performance and enforcement of the Restructuring Agreements in the future.

We operate our business through Dalian Innomind, our indirect wholly-owned subsidiary in the PRC, and rely on the Restructuring Agreements with Dalian Rino and its shareholders to control the operations of Dalian Rino. While we own and/or lease substantially all of Dalian Rino’s manufacturing assets through Dalian Innomind, and to the extent that any aspect of Dalian Rino’s business needs to be conducted through Dalian Rino in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control Dalian Rino and any of its remaining assets and operations, the Restructuring Agreements may not be as effective in providing control over Dalian Rino as direct ownership.  as we depend on the shareholders of Dalian Rino to perform their obligations under the Restructuring Agreements and the effective enforcement of these agreements when necessary.

Consequently, if Dalian Rino or any of its shareholders fails to perform its or his respective obligations under the Restructuring Agreements, we may have to incur substantial costs and resources to enforce those agreements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. For example, if the shareholders of Dalian Rino refuse to transfer their equity interest in Dalian Rino to us or our designee if we exercise the equity purchase option under the Restructuring Agreements, then we will have to pursue available remedies under PRC law for them to fulfill their contractual obligations.

The terms of the Restructuring Agreements were negotiated between Dalian Rino and the investors in the private placement that we completed on October 5, 2007 on behalf of the Company at an arms-length, the approval of which by the Company was a condition precedent to closing of the private placement. However, there may be potential conflicts of interest in the performance and enforcement of the Restructuring Agreements because our CEO and director, Mr. Zou, who, together with his wife, are the sole beneficiaries of The Innomind Trust which holds 71.60% of all of our outstanding common stock also hold 100% of Daliano Rino’s equity interest. As such, we can not assure you that Mr. Zou, in his capacity as our CEO and director, will act in the best interest of the Company when a conflict between us and Dalian Rino arises because of his ownership interest in Dalian Rino. For example, if Dalian Rino violates the Restructuring Agreement because of its failure to pay any management fee to Dalian Innomind, the fact that Mr. Zou has a 90% ownership interest in Dalian Rino may affect his decision as to whether and/or how vigorously the Company will seek to enforce its rights under the Restructuring Agreements.

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

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. Pollution control for China’s iron and steel sector is a relatively immature and growing sector, but we do not know how sensitive we might be to a slowdown in economic growth or other adverse changes in the PRC economy which might affect demand for iron and steel pollution control equipment. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business. Please refer to the Risk Factor entitled “The recent global financial crisis could negatively affect our business, results of operations, and financial condition” under this section for more information regarding the recent economic development and the impact on our business.”

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

Dalian Innomind and RINO are subject to restrictions on paying dividends and making other payments to us; therefore we might in turn be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates, Innomind, Dalian Innomind, Dalian Rino and the subsidiaries of Dalian Rino. As a result of our holding company structure, we rely entirely on dividend payments from Dalian Innomind, our subsidiary in China. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in the PRC also are required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Dalian Innomind or Dalian Rino incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Innomind Group are unable to receive all of the revenues from Dalian Innominds’s  operations, we may be unable to pay dividends on our common stock.

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

Dalian Innomind has purchased assets from Dalian Rino, our affiliated company, at their book value and leased the remaining assets from Dalian Rino at nominal amount. Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into between Dalian Innomind and Dalian RINO are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of Dalian Innomind and Dalian Rino, and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for the tax savings achieved in the past, or that Dalian Rino or Dalian Innomind are ineligible for preferential tax benefits, would substantially increase our taxes owed and reduce our net income and the value of your investment.

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

Due to lack of official interpretation, some of the terms and provisions of the SAFE Notice and its implementation rules remain unclear, and the implementation of the SAFE Notice by central SAFE and local SAFE branches has been inconsistent since its adoption. Based on the advice of our PRC counsel, Global Law Offices, located in Beijing, and after consultation with relevant SAFE officials, we believe that the PRC resident shareholders of our parent company, RINO International Corporation, were required to complete their respective SAFE registrations pursuant to the SAFE Notice.
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

The transactions contemplated under the Restructuring Agreements are structured in a manner such that consummation of such transactions would not bring these transactions within the regulatory scope of the September 8, 2006 regulations. However, due to the ambiguities in the meaning of many provisions, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, it is not inconceivable that future issuance of new regulations and pronouncement for the purposes of clarifying the application of September 30, 2006 regulations may retroactively make it apparent that the consummation of the transactions contemplated under the Restructuring Agreements are subject to September 8, 2006 regulations and failure to obtain approval required under the September 8, 2006 regulations may cause the PRC government to take actions that adversely affect the Restructuring Agreements including requiring us to unwind the Restructuring Agreements. If this occurs, and if we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of such PRC government actions, then we are required, within 30 days from the date of a written demand from the investor, to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. If we are obligated to pay liquidated damages of the entire investment amount, we would be forced to raise more capital or incur additional debt to satisfy such obligations and our liquidity will be materially and adversely affected. If we do not have sufficient liquidity to satisfy our short working capital requirements and long-term capital expenditure requirements, our operating results would be materially adversely affected which will likely adversely affect the value of our common stock.

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

All of our present officers and some of our directors reside outside of the United States. In addition, our operating subsidiary, Dalian Innomind and controlled affiliate Dalian Rino and its subsidiaries, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002. Please refer to the risk factors entitled “We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate,” and “Our internal controls over financial reporting was ineffective as of December 31, 2008, and management’s report was not subject to attestation by the Company’s independent auditor  as to their effectiveness for the fiscal year ended December 31, 2008, which could have a significant and adverse effect on our business” for more information regarding our financial controls and management.

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

Our common stock is currently subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. On March 26, 2009, the last sale price of our common stock was $2.60 per share. These regulations impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

We have registered for resale 5,962,857 shares of our common stock to be offered by certain selling stockholders, all of which have become freely tradeable. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We are authorized to issue "blank check" preferred stock, which, if issued without stockholder approval, may adversely affect the rights of holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Principal Office and Manufacturing Facilities

The Company’s principal office and its manufacturing facilities are located in the Jinzhou Industry Cooperation Zone of Dalian, PRC. In 2003, Dalian Rino acquired from the government the right to use 287,117 square feet of land in the Jinzhou Industry Cooperation Zone for a 50 year period that expires in 2053 (the “Land Use Rights”). Instead of periodic rent, Dalian Rino paid a one-time fee of $580,203 for the Land Use Rights.

Of the area leased by us, our factory occupies 91,570 square feet, and office space, warehouse facilities and living quarters comprise 90,148 square feet.

Dalian Facilities

Our Dalian facilities have a full-time staff of 360 managerial, technical, clerical and manufacturing employees, who cover the Company’s national operations, generally. If necessary, we also hire temporary local workers for our engineering projects for miscellaneous work.

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

Branch Offices

In addition to the head office in Dalian, the Company leases branch offices in Beijing and Shanghai. Each branch office covers and is responsible for the Company’s operations in a specific territory in China. Total 2008 annual rentals for all our branch offices are approximately $76,111.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings (other than ordinary routine litigation incidental to our business), nor are we aware of any such proceedings threatened against us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "JDMC". There has never been any established public market for shares of our common stock. On March 26, 2009, we had 25,040,000 shares of common stock, par value $0.0001 per share issued and outstanding. 382,500 warrants (subject to adjustment) to purchase our common stock were outstanding at an exercise price of $5.376 per share.

The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by Yahoo Finance (http://finance.yahoo.com), for each fiscal quarter during each of the fiscal years ended December 31, 2007 and December 31, 2008. These prices are based on inter-dealer prices, without retail markup, markdown or omissions and may not represent actual transactions. These prices have been adjusted to give effect to the August 31, 2007, 100-for-one forward stock split of all issued and outstanding shares of our common stock.

On May 14, 2002, the Company filed a Form 15 with the SEC and ceased being a reporting company under the Exchange Act. On April 4, 2007, the Company filed a Form 10SB registration statement with the SEC and again became a reporting company, and on July 3, 2007, the common stock was listed for quotation on the OTCBB. Consequently, from May 14, 2002, until July 3, 2007, our common stock was not traded. The following table reflects this absence of trading and the prices on recorded on low trading volumes.

Quarter Ended	High		Low
03/31/2007		(1)		(1)
06/30/2007		(1)		(1)
09/30/2007	$56.00	(2)	$0.51
12/31/2007	$12.25		$2.40
03/31/2008	$12.25		$7.1
06/30/2008	$11.5		$7.75
09/30/2008	$11.5		$8.00
12/31/2008	$8.25		$2.00

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

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Although the market price of our common stock has risen above $5.00, our stock price has fluctuated to prices below $5.00 per share and we are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

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

Holders

As of March 26, 2009, there were 25,040,000 shares of our common stock issued and outstanding (including the 3,906,000 Make Good shares now held in escrow, which are to be released to the founders in accordance with the Make Good Escrow upon the filing of this report), and there were approximately 122 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiary, Dalian Innomind, to obtain approval to send monies out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, the Yuan, is not a freely convertible currency. Please refer to the risk factors "Governmental control of currency conversion may affect the value of your investment," "The fluctuation of the Renminbi may harm your investment," and "Recent PRC State Administration of Foreign Exchange ("SAFE") Regulations regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.”

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, we did not have any compensation plans under which our equity securities are authorized for issuance.

Previously we entered into an employment agreement with our former CFO and Secretary, Bruce Richardson, pursuant to which Mr. Richard was to be granted 250,000 options to purchase common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. Mr. Richardson resigned from his positions at the Company on September 5, 2008. Consequently, Mr. Richardson’s employment agreement was terminated immediately and no option was vested under the agreement as of September 12, 2008.

Recent Sales of Unregistered Securities

Issuance of Common Stock in Acquisition of Innomind

Under the Share Exchange Agreement, on October 5, 2007, we issued 17,899,643 shares of our common stock to Zhang Ze, an individual, in exchange for all of the outstanding shares of the common stock of Innomind Group held by Zhang Ze. At the completion of that share exchange, Innomind Group became the Company’s wholly owned subsidiary. The Share Exchange was accomplished in reliance upon Section 4(2) of the Securities Act. Immediately after this Share Exchange, Zhang Ze placed such shares of our common stock he received into a Trust. The sole beneficiaries of this Trust are Zou Dejun and Qiu Jianping, the founders of Dalian Rino.

Issuance of Common Stock in Private Placement

On August 16, 2007 the Company issued 125 (12,500 post-forward split) common shares in a private placement for cash of $5,532. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

On October 5, 2007, in a private placement through Douglas Financial, LLC, an NASD and SEC registered broker-dealer (“Douglas Financial”), we sold 5,464,357 shares of our common stock for $24,480,319 gross proceeds (or $21,250,109 net proceeds after deducting the offering expenses) under a Securities Purchase Agreement by and among the Company and a group of accredited investors (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act) named therein dated as of September 27, 2007. In the private placement, we sold the common stock in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act.

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

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between Dalian Rino and Douglas Financial, Douglas Financial, acting as placement agent, received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of our common stock, and (iv) warrants to purchase 382,500 shares of our common stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of our common stock and warrants to Douglas Financials.

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

Issuance of Common Stock pursuant to the Investor Relations Consulting Agreement dated October 1, 2007

On March 12, 2009, pursuant to the Investor Relations Consulting Agreement between Dalian Rino and Hayden Communications International, Inc., a Florida Corporation (“HCI”), engaging HCI as an investor relations consultant of the Company, the Company issued an aggregate of 40,000 shares of our common stock to HCI and its designees as follows: 38,000 shares to HCI, 1,000 shares to Peng Feng and 1,000 shares to Rongrong Jiang. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the operations, performance, financial condition and growth of RINO International Corporation, together with its direct and indirect subsidiaries and controlled affiliates. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the caption “Risk Factors” in our Annual Report on Form 10-K, the risk factors described under Item 1A. Risk Factors of Part II of this report, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part IV, Item 15 and elsewhere in this report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," and  "our" refer to (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind Group”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, (iii) Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of the People’s Republic of China (the “PRC” or China), (iv) Dalian Rino Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”) and, (v) Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) and Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”).

Company Overview

The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry. Our customers are large, state-owned iron and steel companies. Our business operations are conducted throughout China.

China’s iron and steel companies have experienced robust growth during the last twenty years, following the expansion of China’s economy and industrial base, generally. Along with this growth, the iron and steel industry has produced large amounts of waterborne and airborne industrial waste and pollution, and as a consequence it faces increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. Consequently, despite the recent global financial crisis, our revenues, gross profit, income from operations and net income continued to grow across our product lines.  During the year ended December 31, 2008, our revenues reached $139.3 million, representing an increase of 119.8% from the total revenues of $63.4 for the year ended December 31, 2007. Our gross profit increased from $30.5 million for the year ended December 31, 2007 to $54.3 million for the year ended December 31, 2008, representing an increase of 78.3%.  Our income from operations reached $21.6 million for the year ended December 31, 2008 from $15.8 million for the year ended December 31, 2007, representing an increase of 36.9%.  Our net income for the year ended December 31, 2008 grew to $21.3 million from $10.2 million for the year ended December 31, 2007, representing an increase of 108.3%.

Traditionally, we have three principal products and product lines:

•	Lamella Inclined Tube Settler Waste Water Treatment System, a highly efficient wastewater treatment system that incorporates our proprietary and patented ‘Lamella Inclined Tube Settler’ technology.
•
Circulating, Fluidized Bed, Flue Gas Desulphurization System, a highly effective system that removes particulate sulphur from flue gas emissions generated by the sintering process in the production of iron and steel (a process in which sulphur and other impurities are removed from iron ore by heating, without melting, pulverized iron ore) with the resulting discharge meeting all relevant PRC air pollution standards, and

•
High Temperature Anti-Oxidation System for Hot Rolled Steel, a set of products and a mechanized system that substantially reduce oxidation-related output losses in the production of continuous cast, hot rolled steel.

In addition to the environmental remediation and protection systems above, since late 2005 we have also being using our over capacity during “down time” to perform contract machining services for third-party industrial enterprises.

We have also been active in developing new products and technologies to expand the scope of our produce offering.  In the first quarter of 2008, we commercialized and received initial purchase orders for a new integrated dust catching system which removes up to 99% of the dust from sintering iron during the production process and complements our current desulphurization equipment. The revenue generated from the integrated dust catching system in 2008 amounted to $1,942,920.  In November 2007, we developed a new sludge treatment system which we expect to generate sales in 2009.

Demand for our Lamella Wastewater System, increased 107.3% to $14.4 million for the year ended December 31, 2008, as compared with $7.0 million for the year ended December 31, 2007.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. For the year ended December 31, 2008, we recorded revenues of $105.3 million, as compared to revenues of $33.1 million for the year ended December 31, 2007, representing an increase of 217.7%.

Starting in January 2007, we launched another new product, our Anti-Oxidation System that materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth. For the year ended December 31, 2008, we recorded revenues of $5.7 million anti-oxidation equipment and related coatings sales, as compared to revenues of $2.0 million for the year ended December 31, 2007, representing an increase of 192.3%. The increase in revenues largely reflects our increased pricing and demand as the value of the anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the year ended December 31, 2008, revenues accounted for 9.9% of the total revenue as compared to 18.7% for the corresponding period in 2007, reflecting a higher level of our own production and reduced level of contractual work.

We also receive grants from the local government in Dalian, China, with amounts varying from year to year as rewards for our continued investment in new technologies. While being selected for these grants signals important government support for our technology development efforts, we believe the amounts of these grants are immaterial to our business. In the twelve months ended December 31, 2007, we received government grants of $228,430 or 0.4% of our total equipment and services sales revenue for the period. In the twelve months ended December 31, 2008, we received government grants of $474,830, totaling 0.3% of respective revenues for the twelve months ended December 31, 2008.

All of our products are custom-built to our customers’ specific requirements. We enter into fixed price equipment sales contracts with our customers that are performed in engineering, manufacturing, construction and installation phases. Equipment and components are engineered and manufactured primarily at our Dalian facilities. Generally, we fulfill our contractual obligations within twelve months.

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

The cost of revenue for our products includes direct materials, direct labor, and manufacturing overhead, with a significant portion allocated to materials costs, which are subject to fluctuation.

Recent Developments

Departure of a Certain Officer

On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the Company to pursue other interests. The Company accepted Mr. Richardson’s resignation. Thereafter, Mr. Richardson’s duties have been assumed by Ms. Qiu Jianping and several managers pending the hiring of a replacement.  The Company does not believe that Mr. Richardson’s departure will have an adverse impact on the Company’s operations over the short-medium term. The Company has been actively searching for a qualified CFO candidate through international recruiting firms and expects to hire a CFO in the near future.

New Products

Integrated Dust Catching System

In the first quarter of 2008, the Company commercialized and received initial purchase orders for a new integrated dust catching system which removes up to 99% of the dust from sintering iron during the production process and which complements its current desulphurization equipment.

The integrated dust catching system uses electric preceptors to remove part of the dust load from flue gases, followed by a bag filtration system, which together achieve dust removal rates of up to 99%. The integrated dust catching system completes the treatment of sintering flue gases begun by the Company’s desulphurization equipment. Adoption of the integrated dust catching system is being driven in part by China’s regulatory pressure to reduce particulate emissions to as low as 30mg/cubic meter of flue gas, down from levels usually above 80mg/cubic meter. New Chinese regulations for dust content of flue gases in major cities will be comparable to those in place in the European Union. To date, the Company’s integrated dust catchers have been installed in the flues of several steelmakers in China. The Company anticipates the average selling price will be around US$2.0 million and the time from contract signing to final installation will equate to approximately two to three months.

Sludge Treatment System

In November 2008, we successfully developed a new sludge treatment system through cooperation with the Dalian University of Technology. The new sludge treatment system can be used to treat sludge generated by municipal wastewater treatment process, industrial sludge generated by chemical industry and oil sludge generated by oil industry. We estimate that there is a market of approximately $28.8 billion for the treatment of sludge generated by various municipal wastewater and industrial processing systems in the PRC market.  To treat the sludge, the first and most critical step is to remove water from the sludge through a dehydration process, which will reduce the quantity of the sludge and make it easier to be incinerated. Depending on the heavy metal content of the desiccated sludge, the final product can be used as agricultural fertilizer if the heavy metal content is low, or, after further processing, as a component in various construction materials if the heavy metal content is high.

The current best sludge treatment technology available in the PRC market (provided by a Korean company) allows for a 30% reduction of water in the sludge while our technology, using superheated steam to dehydrate sludge, provides an improvement of 10% in water reduction.  In addition, our new sludge treatment system costs approximately 50% less than imported products and the costs of daily operation are approximately 45% less. The Chinese government recently promulgated a new regulation requiring at least 60% of municipal wastewater be treated by 2010, the implementation of which is expected to significantly increase the amount of sludge generated by the wastewater treatment process in China in the next several years. We estimate the profit to process one ton of sludge generated by municipal wastewater treatment process varies between $12 and $19 depending on the steam source. Currently approximately 27.8 million metric tons of sludge is being generated by wastewater treatment process annually with a water content of approximately 80%.

Northeastern China, where Dalian RINO is located, is the oil industry center and this region generates approximately 2 million tons of oil sludge annually. The profit to process one ton of oil sludge ranges between $39 and $44.

Dalian University of Technology has made a patent application for this technology in China (Application number: 200710011115.0).  Based our agreement with Dalian University of Technology, Dalian Rino will pay an ongoing royalty of approximately 5% of sales to the university.

Formation of Subsidiaries

On September 24, 2008, Dalian Rino formed a wholly-owned subsidiary, Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”), to focus on research, development and the technical design aspects of our business. Pursuant to the business permits, Dalian Rino Design’s right of operation expires on September 23, 2018 and its business permit is renewable upon expiration.

On October 14, 2008, Dalian Rino formed Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”), also a wholly-owned subsidiary of Dalian Rino under the laws of PRC.  Pursuant to its business license, Dalian Rino Installation is permitted and will focus primarily on installation of environmental protection and energy saving equipment. Dalian Rino Installation’s right of operation expires on October 13, 2018 and its business permit is renewable upon expiration.

Under the PRC tax law, in addition to income taxes, there are indirect taxes applied to businesses in China.  A value-added tax of 17 percent applies to sales of tangible goods.  However, some exemptions and reduced-rate concessions exist.  For example, there is no value-added tax on basic foods and necessities.  A business tax of 3% applies to telecommunications, construction and transportation.  A business tax of 5% rate applies to general services, banking and finance, hotels, restaurant, leasing, and advertising.  The formation of Dalian Rino Design and Dalian Rino Installation enables us to potentially take advantage of this preferential tax treatment based on the nature of the business.  The revenue of Dalian Rino Design and Dalian Rino Installation are currently subjected to a business tax of 5%.

Results of Operations

Twelve Months Ended December 31, 2008 And December 31, 2007.

Net Sales

Net sales increased by $76.0 million to $139.3 million or an increase of 119.8% for the twelve months ended December 31, 2008, as compared to the net sales of $63.4 million for the twelve months ended December 31, 2007. Such increase was due to continued growth in demand across our entire product lines in 2008, the main reason for the increase of demand was because after June 2008, the Chinese government tightened gas emission control and is now requiring all coal-fired sinters to have desulphurization equipment installed. For the year ended December 31, 2008, we had 6 wastewater treatment equipment contracts and sales amounted to $14.4 million compared with 3 contracts and $7.0 million sales for the year ended December 31, 2007. For the year ended December 31, 2008, the Company had 25 flue gas desulphurization contracts and sales amounted to $105.3 million compared with 5 contracts and $33.1 million sales for the year ended December 31, 2007.  The breakdown of the revenue growth is as follows:

	For the twelve months ended December 31,
	2008		2007
	Net Sales (in thousand)	% to Total Sales	Net Sales (in thousand)	% to Total Sales	% Increase
Wastewater treatment equipment	$14,444	10.4%	$6,968	11.0%	107.3%
Flue gas desulphurization	105,288	75.6%	33,140	52.3%	217.7%
Anti-oxidation equipment and coatings	5,747	4.1%	1,966	3.1%	192.3%
Machining services	13,864	9.9%	11,859	18.7%	16.9%
Other services	-	-%	9,454	14.9%	-100.0%
Total Net Sales	$139,343	100.0%	$63,387	100.0%	119.8%

Cost of Sales

The cost of sales for the twelve months ended December 31, 2008 increased by $52.1 million to $85.0 million from $32.9 million for the twelve months ended December 31, 2007, representing an increase of 158.2%.  The increase was largely due to increased sales. As a percentage of sales, the cost of sales rose to 61.0% for the twelve months ended December 31, 2008 compared to 51.9% for the same period of 2007.  The breakdown of the cost of sales is as follows (with Cost of Sales for Services shown below including Cost of Sales for both machining services and other services):

	For the twelve months ended December 31,
	2008		2007
	Total (in thousands)	% of sales	Total (in thousands)	% of sales
Revenues
Contracts	119,921		42,073
Services	19,423		21,314
Cost of Sales
Contracts	74,247	61.9%	24,171	57.5%
Services	10,100	52.0%	8,179	38.4%

The increase of cost of sales as percentage of sales was mainly due to the increased cost related to our service revenue.  In 2007, we used in-house service team and costs were closely monitored.  In 2008, in order for us to meet the increasing demand in our contract revenue sector, we decided to hire outside contractors to provide machining services, the cost of which can not be fully controlled and monitored.  This reflected in the higher cost related to service revenue, from 38.4% in 2007 to 52.0% in 2008.  The cost related to our contract revenue remained relatively stable, from 57.5% in 2007 to 61.9% in 2008.

Operating Expense

Operating expenses for the twelve months ended December 31, 2008 increased to $32.7 million from $14.6 million for the same period ended December 31, 2007, representing an increase of 123.1%. The $18.0 million increase in our operating expenses was largely consisted of (1) a $10.0 million increase in charge for stock compensation expense related to the 2008 Make Good shares as described below in this section of the Report; (2) the increase of selling, general & administrative expenses of approximately $6.8 million in Dalian Innomind from $0.6 million for the twelve month period ended December 31, 2007 to $7.4 million for the same period in 2008, after Dalian Innomind was incorporated on July 9, 2007; and (3) the reserve of liquidated damage expense of $1.6 million in 2008 as a result of: (a) our delay in causing the registration statement that we filed with the SEC to be declared effective for the resale of the shares purchased by the investors in the private financing that we closed in October 2007, and (b) our delay in appointing independent directors as required by the investors in connection with the same private financing that we closed in October 2007.

In the twelve month period ended December 31, 2008 and 2007, we incurred a charge for stock compensation expense related to the 2007 Make Good Shares in the amount of $17.5 million and $7.5 million, respectively. Without taking into account of such make good escrow related stock compensation expenses, our operating expenses for the twelve months ended December 31, 2008 and 2007 were $15.2 million and $7.1 million, respectively, indicating an increase of 112.5%.

Stock Compensation Expenses - Make Good Shares

Pursuant to the Securities Purchase Agreement, 5,580,000 shares of our common stock beneficially owned by our founders Zou Dejun and Qiu Jianping - who, through The Innomind Trust, together control 71.5% of the Company’s outstanding common stock as of the date of this Report, were required to be subject to escrow in order to secure our obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event we fail to achieve certain after-tax net income targets for fiscal years 2007 and 2008.  The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11.

As a result of us achieving the 2007 earnings targets, presently, there are 3,906,000 shares remaining in escrow.  For fiscal year 2008, the earnings targets are $28.0 million in after-tax net income and $1.12 in earnings per share on a fully diluted basis.  We met these earnings targets for fiscal year 2008, and as a result, the 3,906,000 shares currently in escrow will be released to the Innomind Trust with Mr. Zou and Ms. Qiu as the sole beneficiaries.   Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements.  The key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. The grant date of the escrowed share agreement is October 5, 2007 and the grant date fair value is $4.48 per share. The 3,515,400 shares of our common stock to released to the Innomind Trust to be beneficially owned by Mr. Zou were recognized as a stock award to him in 2008 with a value of $15,748,992. The 390,600 shares of our common stock to be released to the Innomind Trust to be beneficially held by Ms. Qiu were recognized as a stock award to her in 2008 with a value of $1,749,888. We accrued $17.5 and $7.5 million of compensation expense for the year ended December 31, 2008 and 2007, respectively, to Mr. Zou and Ms. Qiu.

Liquidated Damage Expenses

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (the “Securities Purchase Agreement”) on October 5, 2007, we are required to register for resale shares of our common stock issued to the investors and cause the registration statement to be declared effective by the SEC on or before March 3, 2008. In addition, we are required to appoint a 5 member board and a majority of the board members must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement.  The Securities Purchase Agreement requires us to pay liquidated damages to the investors if we do not timely comply with these requirements. We were late in complying with both requirements. As a result, we accrued liquidated damages on both accounts in the aggregate amount of $2.6 million, with $1 million and $1.6 million of liquidated damages accrued for the year ended December 31, 2007 and 2008, respectively. We are in the process of negotiating with the investors for potential waiver and reduction of such liquidated damages.

Other Expense, net

Other Expense, net, for twelve months ended December 31, 2008 decreased by $0.2 million to $0.4 million from other expenses, net, of $0.6 million in 2007, a decrease of 36.1%. The decrease in other expense, net, was mainly due to increase in interest income and decrease in interest expenses. Interest income rose sharply to $130,181 from a low base as our cash balances increased after raising equity capital in October 2007, but the absolute amount of interest income remains immaterial. Interest expense fell to $513,830 for the twelve months ended December 31, 2008 from $564,353 for the same period ended December 31, 2007, a decrease of 9.0% due to the decrease of interest rates and a reduced amount of bank debt financing related to early collections of notes receivable. We borrowed approximately $7.3 million from one commercial bank in China in late January 2008 with an effective interest rate of 7.47% due January 28, 2009. The loan was repaid in December 2008.  We obtained another loan from Shanghai Pudong Development Bank in the amount of $8.8 million in December 2008 with an effective interest rate of 5.31% due December 2009.

Income Tax

According to the new Enterprise Income Tax laws that went effective January 1, 2008 and the approval by the local tax bureau, Dalian Innomind and Dalian Rino are entitled to a three-year income tax exemption and a 50% income tax reduction for the following three years. No provision for income tax was made for 2008.

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as a Foreign Invested Enterprise (“FIE”) so no provision for income tax was made.

Before July 2007, Dalian Rino was also qualified as a FIE. On July 12, 2007, Dalian Rino changed its license status from FIE to a domestic entity and was subject to an income tax rate of 33% for the period entitled to tax exemption. For the year ended December 31, 2007, provision of income tax amounted to $5,024,774.

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

As of December 31, 2008, and December 31, 2007, the Company had firm purchase commitments of $10.6 million and $0.8 million, respectively. As compared to December 31, 2007, our firm purchase commitments at December 31, 2008 increased by $9.8 million for acquisition of equipments to be used for our expansion in production capacity.

In connection with our Securities Purchase Agreement with the investors entered into in October, 2007, we agreed to a provision which provides that in the event that the legal structure of our Company is challenged by Chinese authorities and we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the Chinese government’s action, then we are required to redeem the investors’ common stock for $24.5 million. Consequently, this amount has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. While we believe that the possibility of such redemption is remote, we do not currently have adequate cash on hand for such redemption and the requirement to pay this amount would result in our having to borrow funds or raise additional capital. There can be no assurance that loans or additional capital would be available, if necessary, or that they would be available on terms acceptable to us.

Without the redemption, we believe that we have sufficient cash, along with projected cash to be generated by our business to support operations for at least the next 12 months.

Cash and Cash Equivalents

Our liquidity position remains strong, supported by approximately $19.7 million cash and cash equivalents as of December 31, 2008, representing an increase of 167.1% as compared to $7.4 million as of December 31, 2007. Cash generated from operations and financing activities fully supported the needs of our working capital, and capital investments in 2008. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash provided by operations totaled $6.0 million in 2008, representing an increase of 220.2% as compared with $5.0 million cash used in operation in 2007. The major components of cash provided by operations are net earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash provided by operations increased by $10.9 million in 2008 as compared to 2007.

The following tables present our net cash flows for the twelve months ended December 31, 2008 and for the same period ended December 31, 2007.

	For the twelve months ended December 31,
(amount in thousands)	2008	2007
Cash provided by (used in) operating activities	$5,975	$(4,971)
Cash used in investing activities	$(3,459)	$(4,676)
Cash provided by financing activities	$8,845	$13,017

Cash flow from operating activities

Net cash provided by operating activities was nearly $6.0 million for the twelve months ended December 31, 2008 as compared to net cash used in operations of approximately $5.0 million in the same period ended December 31, 2007. Increased net income, higher non-cash expenses, decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and an increase in customers’ deposits contributed to increased cash flows from operations. These increases to cash flow from operations were offset by increases in accounts receivable, advances for inventory purchases, notes receivable and a decrease in income tax payable.

Accounts Receivable

Our accounts receivable at December 31, 2008 rose to $51.5 million from $20.8 million at December 31, 2007, representing an increase of 147.1%. As a percentage of total sales, our accounts receivable rose to 43.4% at December 31, 2008, as compared to that of 33.5% at December 31, 2007.  The growth in our receivables reflects the combined effect of our growing revenues and increase in our 10% retainage receivable.   The retained accounts receivable represents 10% of the total contract price for our equipment sales, which the customers are allowed to pay one year from the date of purchase.

As we are selective in our customers based on their established credit history, historically, we have not experienced collection issues; therefore, we generally do not need to record a reserve for doubtful accounts. However, in fiscal year 2008, we significantly expanded our customer base. No single customer generated more than 10% of our revenues and sales to our top six customers accounted for 34.7% of our total revenues.

Cost and estimated earnings in excess of billings

During the twelve months ended December 31, 2008 and 2007, costs and estimated earnings in excess of billings were decreased to $0 at December 31, 2008 from $2.8 million at December 31, 2007, as the Company became more current with its contract billing.

Advances for inventory purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increased to $22.0 million at December 31, 2008, an increase of $9.9 million or 81.8%, from the $12.1 million recorded at December 31, 2007 as more orders of raw materials were placed for production.

Cash used in investing activities

For the twelve months ended December 31, 2008, net cash used in investing activities decreased to $3.5 million as compared to $4.7 million for the same period ended December 31, 2007, representing a decrease of 26.0%. This decrease primarily resulted from decrease in the advances for equipment and construction material purchase.

Cash provided by financing activities

Our operations historically have been financed by capital contributions and loans from Dalian Rino’s founders and capital raising through issuance of our shares. For the twelve months ended December 31, 2008, net cash provided by financing activities decreased to $8.8 million as compared to cash provided by financing of $13.0 million for the same period ended December 31, 2007, representing a decrease of 32.1%.  The decrease was primarily due to the fact that we did not conduct any equity financing in 2008; instead we received net proceeds from bank loans in the amount of $8.4 million. In 2007, we received $22.3 million net proceeds from a private equity financing.

Related Party Transactions

The Company owed $596,023 and $106,963 to a stockholder as of December 31, 2008 and December 31, 2007, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount due at 8% and 7% for the periods ended December 31, 2008 and December 31, 2007, respectively.  Total imputed interest recorded as additional paid-in capital amounted to $24,268 and $33,019 for the years ended December 31, 2008 and 2007, respectively.

Contractual Obligations

As of December 31, 2008 and December 31, 2007, the Company had firm purchase commitments of $10.6 million and $0.8 million, respectively. As compared to December 31, 2007, our firm purchase commitments at December 31, 2008 increased by $9.8 million for acquisition of equipment to be used for our expansion in production capacity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle, while the accounting policies note to the financial statements (Note 2) describe the method used to apply the accounting principle.

Accounts Receivable

Accounts receivable represents amounts due from customers for products sales and services. The Company grants credit to customers without collateral. Accounts receivable balance are considered past due if payment has not been received within the payment terms established on the sales contract or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. When the Company has exhausted all collection efforts, the receivable and any specific allowance is written off.

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization, and if applicable, the stated interest rates are equivalent to rates currently available. The three levels are defined as follows:

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

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123(R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or the liability instrument issued on the grant date, and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).

Foreign Currency Translation

RINO and Innomind maintain their accounting records in their functional currency, United States dollars and Hong Kong Dollars, respectively, whereas the Company’s PRC subsidiaries maintain their accounting records in their functional currency, Chinese Renminbi (“RMB”).The reporting currency of the Company is the United States dollar.

The financial statements of PRC subsidiaries are translated into United States dollars using period-end exchange rates ($0.14670 and $0.13710 at December 31, 2008 and December 31, 2007, respectively) as to assets and liabilities and weighted average exchange rates for the periods ($0.14415 and $0.13167 for the years ended December 31, 2008 and 2007, respectively) as to revenue and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Accounting Pronouncements

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development costs as incurred.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The adoption of SFAS No. 141R will have an impact on the Company’s accounting for business combination, but the effect is dependent upon any acquisition at that time.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to the Company’s own stock, and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 will not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, together with the independent registered public accounting firm reports thereon appear at pages starting from F-1of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants
We have previously reported our changes in and disagreements with independent accountants on accounting and financial disclosure during fiscal years 2007 and 2008 a Current Report on Form 8-K on October 12, 2007 and a Current Report on Form 8-K on July 7, 2008.

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

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this reports, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008, to satisfy the objectives for which they are intended.
Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed and evaluated our internal controls over financial reporting and concluded that the Company’s disclosure controls and procedures over financial reporting were not effective because of the following identified material weaknesses in our internal control:

1. Ineffective controls over accounting for revenues and billing process

We did not design and maintain effective controls over the accounting for revenues. Specifically, the controls over our billing system were not designed and operating effectively to ensure the completeness and accuracy of related revenues.

Further more, during its evaluation, management determined that a material weakness existed with respect to our process of estimating the allowance for uncollectible accounts at December 31, 2008. The Company’s process for determining its allowance for uncollectible accounts focused primarily on evaluating the appropriate percentage of gross revenues to record during a particular period. However, as of December 31, 2008, the Company did not have processes or controls in place that would enable management to appropriately evaluate, document and review the adequacy of the allowance for uncollectible accounts as of a particular period-end.

2. Ineffective controls over financial statement closing process

We did not maintain effective controls over accounting for non-routine transactions or accounting estimates, and our controls over the financial statement close process related to account reconciliations and analyses, including bank accounts, deferred project costs, certain long-lived assets and accrued liabilities, were not effective. Furthermore, we did not have effective controls over the completeness, accuracy, validity and restricted access over complex spreadsheets used by us for the transformation of statutory accounts into U.S. GAAP. As a result, a large volume of adjustments were necessary to completely and accurately present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis resulting in restatement of our financial statements in the past.

On May 30, 2008, subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”) which contained our the audited financial statements for the fiscal years ended December 31, 2007 and 2006, management determined in consultation with our prior independent accountants that there were material errors in the presentation of current assets, concentration of risks related to the Company’s largest customers and cash flows related to the payment of deposits for the acquisition of property and equipment in the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 and that such financial statements should not be relied upon. As a result, the Company restated the financial statements in Amendment No.2 to the 2007 10-K which was filed with the Securities and Exchange Commission on June 11, 2008.

On July 24, 2008, management determined in consultation with our current and prior independent accountants that there were also errors in the restated financial statements filed with Amendment No. 2 to the 2007 10-K as well as our unaudited financial statements as of March 31, 2008 and for the three months then ended which were filed with the SEC as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 10-Q”) causing redeemable stock to be presented as permanent equity and that such financial statements should not be relied upon. As a result, we restated the financial statements contained in Amendment No.2 to the 2007 10-K by filing on August 4, 2008 Amendment No.3 to the 2007 10-K and also restated the financial statements contained in the March 2008 10-Q by filing on August 5, 2008 Amendment No. 1 to the March 2008 10-Q. The restatements had no effect on the income statement, including net income and earnings per share for the periods covered by the restated financial statements.

3. Lack of controls over construction in process and fixed assets management

We did not maintain effective controls over recording of requisitions of equipment and spare parts from warehouses to construction. We also did not have systems and controls in place to track existence of construction in process, and construction costs by project to ensure timely commissioning and start of depreciation of fixed assets already placed in service. The lack of timely reconciliation procedures and deficient recordkeeping controls result in material weakness in this area such that there is a reasonable possibility that due to these control deficiencies a material misstatement will not be prevented or detected on a timely basis.

4. Insufficient U.S. GAAP qualified accounting and finance personnel

Given the manual US GAAP closing process as it relates to non-routine transactions and estimates, we did not have sufficient and skilled accounting and finance personnel necessary to close our books under U.S. GAAP. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weaknesses described above.

5. Lack of Internal Audit Function

We lack of qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2008 based on the “Internal Control— Integrated Framework” set forth in COSO.

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

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation activities and Changes in Internal Control over Financial Reporting
Remediation Activities

Management intends to implement the following measures to remediate the material weaknesses that had a material impact on our internal control over financial reporting:

•	Hire finance personnel with experience with complex revenue recognition rules including accounting for multiple element contracts.

•	Institute formal contract review process to establish and document the revenue recognition events and methodology at the inception of revenue generating contracts.

•
Institute a new process for review of multiple element contracts with standardized documentation which allows for both allocation of revenue based on available objective evidence of fair value as well as the associated billing schedule.

•	Deliver training on revenue recognition principles to sales and operational members of our divisions.

•	Enhance reconciliations, analysis and related reviews for all accounts that give rise to income tax effects in the financial statements.

•	Hire more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of RINO International Corporation as of the date of this report are as follows:

Name	Position	Age
Zou Dejun	Director and CEO	48
Qiu Jianping	Director and Chairman of the Board, Acting CFO	42
Quan Xie	Director	47
Zhang Weiguo	Director	51
Kennith C. Johnson, CPA	Director	55

Mr. Zou Dejun has been a Director and the Chief Executive Officer of the Company since October 2007. Mr. Zou is the founder of Dalian Rino and has been a Director and its Chief Executive Officer since 2003. He has also been a Director and the Chief Executive Officer of Dalian Innomind since July 2007. Prior to founding Dalian Rino, from 1993 until 1996 Mr. Zou served as Vice President of Yingkou Special Valve Manufacturing Co., and from 1996 until 2003 he served as the chief executive officer of Dalian Yingkun Energy and Environmental Engineering, Ltd. Mr. Zou graduated from Liaoning Broadcast University, majoring in Electronic Automation.

Ms. Qiu Jianping has been the Chairman of the Board of the Company since March 2008. Ms.Qiu has been acting as our CFO since the resignation of our former CFO in September 2008. Ms. Qiu has been a Director and Chairman of the Board of Dalian Rino since 2003. Ms. Qiu is also a Director and Chairman of the Board of Dalian Innomind since July 2007. From 1988 to 1994, Ms. Qiu was the Director of the Finance Department of the Water & Electricity No. 5 Engineering Bureau. From 1994 through 1996 Ms. Qiu was engaged in studies at the Dalian University of Foreign Languages, and from 1996 to 2003, she served as the Chairman of the Board of Dalian Yingkun Energy and Environmental Engineering, Ltd. Ms. Qiu has won the prestigious ‘Entrepreneur of the Year’ award in the Jinzhou District of Dalian and is the holder of three patents. She currently chairs the Association of Industry and Commerce in Dalian.

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

Nomination of Directors by Security Holders

We do not currently have procedures by which our security holders may recommend nominees to our Board of Directors except that in connection with the private placement that we completed on October 5, 2007, Hare & Co., an investor in the private placement, has the right to designate one member of the Company’s (or at their election, Dalian Innomind’s or Dalian Rino’s) Board of Directors. As of the date of this Report, Hare & Co. has not designated a member of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in 2008.
Code of Ethics

The Company does not permit activities that give rise to conflicts of interest by directors, executive officers or employees. In this regard, the Company adopted a Code of Ethics in March 2008, a copy of which was previously filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The Code of Ethics is also available at our website: www.rinogroup.com.

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

Meetings and Committees of the Board of Directors

The Board of Directors met three times through teleconferencing during fiscal year 2008. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit, Compensation and Nominating Committees.

Committee Membership

The following table shows the current membership on the standing committees:

Name	Audit Committee	Compensation Committee	Nominating Committee
Kennith Johnson	Chair	Member	Member
Quan Xie	Member	Chair	Member
Zhang Weiguo	Member	Member	Chair

Audit Committee

Our board of directors established an Audit Committee on April 4, 2008 and appointed Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo as our audit committee members. Mr. Johnson was appointed as the Chairman of our audit committee. Each of our audit committee members is determined by our Board of Directors to be “independent” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).
Audit Committee Financial Expert

Our board of directors had determined that our Chairman of the Audit Committee, Mr. Kennith Johnson, qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

The committee assists the Board in fulfilling its oversight responsibilities relating to:

· our auditing, accounting and reporting practices;
· the adequacy of our systems of internal controls;
· and the quality and integrity of publicly reported financial disclosures.

In this role, the committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees.

The Audit Committee exercises the powers of the Board of Directors in connection with our accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and independent registered public accountants.

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

Our Nominating Committee adopted a charter on July 15, 2008. A copy of the Nominating Committee charter is available to our securities holders on the Company’s website at: www.rinogroup.com. The Nominating Committee identifies and considers candidates for board membership. The Nominating Committee has the power and authority to review candidates proposed by our stockholders for nomination to the Board of Directors, and to conduct appropriate inquiries into the background and qualifications of any such candidates. In connection with the private placement that we completed on October 5, 2007, Hare & Co., an investor in the private placement, has the right to designate one member of the board of directors of the Company (or at their election, the board of directors of Dalian Innomind or Dalian Rino). As of the date of this Report, Hare & Co. has not designated a member of the board.

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

Item 11. Executive Compensation

The Company’s executive officers each hold the same position with Dalian Rino and Dalian Innomind. None of the Company’s executive officers receive any compensation for serving as executive officers of the Company, but are compensated by and through Dalian Rino. The following table sets forth information concerning the compensation of the named executive officers for each of fiscal years 2007 and 2008:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation (4)
Zou Dejun (1)	2007	65,100		1,506,600
	2008	69,192		15,748,992
Qiu Jianping (1)(2)	2007	65,100		167,400
	2008	69,192		1,749,888
Bruce Richardson (3)	2007	35,200		38,204
	2008	155,682		0

Notes to “Summary Compensation Table”

(1) Escrowed Share Arrangement

Pursuant to the Securities Purchase Agreement, 5,580,000 shares of our common stock beneficially owned by our founders Zou Dejun and Qiu Jianping - who, through The Innomind Trust, together control 71.5% of the Company’s outstanding common stock as of the date of this report, were required to be subject to escrow in order to secure our obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event we fail to achieve certain after-tax net income targets for fiscal years 2007 and 2008.  The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11.

As a result of us achieving the 2007 earnings targets, presently, there are 3,906,000 shares remaining in escrow.  For fiscal year 2008, the earnings targets are $28.0 million in after-tax net income and $1.12 in earnings per share on a fully diluted basis.  We met these earnings targets for fiscal year 2008, and as a result, the 3,906,000 shares currently in escrow will be released to the Innomind Trust with Mr. Zou and Ms. Qiu as the sole beneficiaries.   Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements.  The key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. The grant date of the escrowed share agreement is October 5, 2007 and the grant date fair value is $4.48 per share. The 3,515,400 shares of our common stock to be released to the Innomind Trust to be beneficially owned by Mr. Zou were recognized as a stock award to him in 2008 with a value of $15,748,992. The 390,600 shares of our common stock to be released to the Innomind Trust to be beneficially held by Ms. Qiu were recognized as a stock award to her in 2008 with a value of $1,749,888. Accordingly, we accrued $7.5 and $17.5 million of compensation expense for fiscal years 2007 and 2008, respectively.

(2) Chairman of the Board is an executive office in Dalian Rino and Dalian Innomind.

(3) Option Awards to the Chief Financial Officer

As part of the employment agreement dated September 27, 2007, by and between the Company and Bruce Richardson, pursuant to which Mr. Richardson has been employed by the Company as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $11,667, the Company granted to Mr. Richardson, a non-qualified stock option to purchase 250,000 shares of its Common Stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009.

On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the company to pursue other interests. The Company accepted Mr. Richardson’s resignation. As a result of Mr. Richardson’s departure, the employment agreement is terminated. No options granted to Mr. Richardson were vested at the termination of the employment agreement and all options granted under the employment agreement were forfeited.

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

•
Bruce Richardson. Pursuant to an employment agreement dated September 27, 2007, Bruce Richardson is employed by RINO International Corporation as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $11,667. In addition, Mr. Richardson will be granted 250,000 options to purchase common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. The options will be issued as soon as practical after January 2, 2009. Under the agreement, Mr. Richardson is entitled to 20 days of paid vacation per year. The agreement is terminable on 30 days notice, and contains non-competition and non-disclosure covenants.

On September 5, 2008, Bruce Richardson resigned from his positions as the Chief Financial Officer and Secretary of the company to pursue other interests. The Company accepted Mr. Richardson’s resignation. As a result of Mr. Richardson’s departure, Mr. Richardson’s employment agreement was terminated and no option has been vested under the employment agreement.

Director Compensation

The Company’s directors did not receive compensation for their service on the Board of Directors for the fiscal years ended December 31, 2006 and 2007.

Commencing in 2008, each of our independent directors is paid a $2,000 cash retainer per quarter and $500 for each board meeting or committee meeting attended. We also reimburse our directors for actual, reasonable and customary expenses incurred in connection with the performance of their duties as board members. Set forth below is information concerning the compensation of the directors for fiscal year 2008.
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zou Dejun	0						0
Qiu Jianpine	0						0
Zhang Weiguo	6,000						6,000
Quan Xie	6,000						6,000
Kennith Johnson	24,076						24,076

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities ownership of certain beneficial owners and management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 2009 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 26, 2009, we had 25,040,000 shares of common stock outstanding. In determining the percent of common stock owned by a stockholder on March 26, 2009, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 25,040,000, the number of shares outstanding on March 26, 2009, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholder has the right to acquire within 60 days following March 26, 2009.

Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o the Company, at 11 Youquan Road, Zhanqian Street, Jinzhou District, Dalian, People’s Republic of China 116100.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Zou Dejun, Director and CEO	16,109,679	(1)(2)	64.33%

Common Stock	Qiu Jianping, Director and Chairman of the Board, and CFO	1,789,964	(1)(2)	7.15%

Common Stock	Quan Xie, Director	0		0%

Common Stock	Kennith C. Johnson, Director	0		0%

Common Stock	Zhang Weiguo, Director	0		0%

Common Stock	Hare & Co.c/o Blue Ridge Investments, LLC214 North Tryon Street Charlotte, N.C. 28255	1,785,714		7.13%

Common Stock	All Directors and Officers of the Company as a group (3 people )	17,899,643		71.5%

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

(2) As a closing condition to the private placement completed on October 5, 2007, Zou Dejun and Qiu Jianping agreed to place in escrow for the benefit of the private placement investors 5,580,000 shares of common stock, some or all of which is distributable to the investors in the event the Company fails to attain specified financial performance milestones.  As of the date of this Report, 3,906,000 shares remain in escrow and will be released to the founders because the Company has achieved the earnings threshold for 2008 required under the Securities Purchase Agreement.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Loans from Directors

Pursuant to resolutions of the Board of Directors of Dalian Innomind dated July 8, 2007, our CEO and Director Zou Dejun, his wife, Qiu Jianping, and their nephew Zhang Ze, each board members of Dalian Innomind, agreed to permit Dalian Innomind to borrow funds from directors of Dalian Innomind from time to time for working capital and general corporate purposes. Zou Dejun actually extended the loan to Dalian Innomind. Zou Dejun and Qiu Jianping, together hold 100% of RINO’s equity interest, and are the sole beneficiaries of The Innomind Trust which holds 71.5% of our total outstanding common stock. Pursuant to the board resolutions, as of December 31, 2008, the Company owed Zou Dejun an aggregate of $596,023 for advances made on an unsecured basis and free of interest payment and repayable on demand.  Imputed interest expense of 7% per annum was credited to additional paid-in capital in the amount of $24,269 for the year ended December 31, 2008. There was no written loan agreement entered into by the parties regarding the foregoing.

Restructuring Agreements with Dalian Rino

At the present time, PRC law does not provide for a direct share exchange between a PRC entity and an offshore company. To obtain the same result as a direct share exchange, Dalian Rino (whose ownership interest is 100% owned by our CEO and director, Mr. Zou Dejun together with his wife, Ms. Qiu Jianping, our Chairman of the Board) and our indirect subsidiary, Dalian Innomind, entered into the Restructuring Agreements on October 3, 2007. Under the Restructuring Agreements, Dalian Innomind agreed to: (i) purchase and lease from RINO substantially all of RINO’s assets and properties, including, among other things, the purchase of RINO’s manufacturing equipment, patent and trademark for an aggregate of $298,173 (or RMB 2,260,343) and the lease of RINO’s manufacturing plants and land at an annual rent of $82,778 (or RMB 610,000); and (ii) fully conduct and manage RINO’s business in exchange for Dalian Rino’s payment to Dalian Innomind of a management fee equal to the Business’s monthly net profits. To the extent that any aspect of the Business needs to be conducted directly through Dalian Rino in the future, the Restructuring Agreements provide Dalian Innomind with the legal right and power to control Dalian Rino and any of its remaining assets and operations. The purchase price of the Dalian Rino assets was the basis to Dalian Rino less accumulated depreciation, this principle is set by PRC law. The Entrusted Management Agreement makes Dalian Rino a contractually controlled affiliate under EITF 97-2, allowing the Company to consolidate Dalian Rino’s operations.

For a description of the Restructuring Agreements, see the section of this prospectus entitled “Business - Restructuring Agreements to Acquire Dalian Rino’s Operating Business.”

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

Employment Agreement

The Company entered into an employment agreement dated September 27, 2007, with Bruce Richardson, pursuant to which Mr. Richardson was to be employed by the Company as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $11,667. In addition, Mr. Richardson was issued options to purchase 250,000 shares of common stock at an exercise price of $5.38 per share, vesting in 3 equal annual installments beginning on January 1, 2009. Under the agreement, Mr. Richardson was entitled to 20 days of paid vacation per year. The agreement was terminable on 30 days notice, and contains non-competition and non-disclosure covenants.

As a result of Mr. Richardson’s resignation from his positions as the CFO and Secretary of the Company in September 2008, his employment agreement with the Company was terminated. None of his options was vested at the time of the termination of the employment agreement.

Director Independence

Each of Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo is an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Under the terms of the Securities Purchase Agreement entered into as of September 27, 2007, with certain of the selling stockholders, we were required, prior to February 2, 2008, to increase our Board of Directors to not less than 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). Until this covenant is complied with, we are required to hold $1,000,000 in escrow. If for any reason or no reason the escrow agent does not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 65 days after the private placement closing, we are required to pay liquidated damages of $244,353 per month (or partial month) until the default is cured. We appointed each of the independent directors on March 20, 2008. Because of our delayed appointment of independent directors, we have accrued liquidated damages in the amount of $627,172 in this regard.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

S.W. Hatfield, CPA, independent certified public accountants, located at 9002 Green Oaks Circle, 2nd Floor, Dallas, Texas 75243-7212, served as independent public accountant and audited the financial statements of RINO International for the fiscal years ended December 2006 and 2005. On October 5, 2007, in connection with the Company’s acquisition of RINO’s assets and business and the related change in control of the Company, our Board of Directors elected to discontinue our relationship with S.W. Hatfield, CPA as our independent accountant and appointed Jimmy C.H. Cheung & Co., independent public accountants located at 1607 Dominion Center, 43 Queen’s Road, East, Wanchai, Hong Kong, to be the independent public accountant of the Company. On April 29, 2008, our board of directors approved our termination of Jimmy c.H. Cheung & Co. CPAs as our independent auditors. At the same time, Moore, Stephens Wurth Frazer and Torbet, LLP, located at 1199, Fairway Drive, 2nd Floor, Walnut, CA 91789 was approved by our audit committee and board of directors to be our new independent accountant.

Fees and Services of Independent Public Accountants

1. Jimmy C.H. Cheung & Co.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2008
Audit Fees*	$70,000	$1,200
Audit Related Fees
Tax Fees
All Other Fees
Total	$70,000	$1,200

The $1,200 audit fee was incurred in connection with the issuance of the audit report by Jimmy C. H. Cheung & Co. on the Company’s annual financial statements for fiscal year 2007.

2. Moore Stephens Wurth Frazer and Torbet, LLP

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2008
Audit Fees**		$190,000
Audit Related Fees
Tax Fees
All Other Fees	$
Total		$190,000

** The $190,000 audit fee was incurred in connection with the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Qs for fiscal year 2008.

In the event that we should require substantial non-audit services, the Audit Committee of the Board of Directors would approve such services and the fees therefore.
Part IV

Item 15. Exhibits and Financial Statement Schedules.

3.1
Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1.1 and 3.1.2 to the Registration Statement on Form 10-SB filed with the SEC on April 5, 2007, as amended by Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2.1 to the Registration Statement on Form 10-SB filed with the SEC on April 5, 2007)

4.1
Securities Purchase Agreement, dated as of September 27, 2007 by and among the Company and the named investors (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

4.1.2	Common Stock Specimen (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

4.2	Form of Warrant ( (Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

10.1
Share Exchange Agreement dated October 5, 2007 by and among the Company, Zhang Ze and Innomind Group Limited (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

10.2
Translation of Purchase Agreement, dated as of October 3, 2007, by and among Dalian Rino Engineering Science and Technology Co., Ltd., and Dalian Innomind Environment Engineering Co., Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 12, 2007)

10.3.1
Translation of Entrusted Management Agreement, dated as of October 3, 2007, by and among Dalian Innomund Environment Engineering Co., Ltd., Dalian Rino Engineering Science and Technology Co., Ltd., Zou Dejun and Qiu Jianping (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 12, 2007)

10.4
Translation of Patent Transfer Contract, dated as of October 3, 2007, by and among Dalian Rino Engineering Science and Technology Co., Ltd., and Dalian Innomind Environment Engineering Co., Ltd. (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 12, 2007)

10.5
Translation of Shareholders’ Voting Proxy Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 12, 2007)

10.6
Translation of Exclusive Option Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 12, 2007)

10.7
Translation of Pledge of Equity Agreement, dated as of October 3, 2007, by and among Dalian Innomind Environment Engineering Co., Ltd., Zou Dejun and Qiu Jianping (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 12, 2007)

10.9
Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and Zou Dejun and Qiu Jianping  (Incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

10.9.1
Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and The Innomind Trust  (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

10.9.2
Lock-Up Agreement, dated September 27, 2007, by and among Jade Mountain Corporation and Bruce Richardson  (Incorporated herein by reference to Exhibit 10.9.2 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

10.10
Registration Rights Agreement, dated as of September 27, 2007, by and among Jade Mountain Corporation and the investors signatory - thereto (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

10.11
Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between RINO and Douglas Financial (Incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed with the SEC on March 11, 2008

10.12
Side Letter Agreement dated July 27, 2007 by and between Douglas Financial LLC and Dalian RINO Environmental Engineering Science and Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the SEC on March 11, 2008.

10.13
  Employment Agreement dated September 27, 2007, by and between Jade Mountain Corporation and Bruce Richardson (Incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed with the SEC on March 11, 2008.

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

21.1	List of subsidiaries *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 30, 2009 on its behalf by the undersigned, thereunto duly authorized.

RINO INTERNATIONAL CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer (Principal Executive Officer)

By	/s/ Qiu Jianping
Qiu Jianping
Acting Chief Financial Officer (Principal Financial Oficer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Director	March 30, 2009
Zou Dejun

/s/ Qiu Jianping	Chairman of the Board	March 30, 2009
Qiu Jianping

/s/ Zhang Weiguo	Director	March 30, 2009
Zhang Weiguo

/s/ Quan Xie	Director	March 30, 2009
Quan Xie

/s/ Kennith Johnson	Director	March 30, 2009
Kennith Johnson

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Rino International Corporation (formerly known as Jade Mountain Corporation)

We have audited the accompanying consolidated balance sheets of Rino International Corporation and subsidiaries, as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rino International Corporation, as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
January 23, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Telephone: (852) 2529 5500 Fax: (852) 2127 7660
Email : jimmy.cheung@jchcheungco.hk
Website : http://www.jchcheungco.hk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rino International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Rino International Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Rino International Corporation and subsidiaries as of December 31, 2007 in the accompanying consolidated financial statements were audited by other auditors whose report dated January 23, 2008 expressed an unqualified opinion on those statements, except for Notes 4 and 19 which were restated on June 6, 2008 and Notes 15 and 21 which were restated on July 21, 2008.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rino International Corporation and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 30, 2009

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,741,982	$7,390,631
Restricted cash	1,030,317	1,000,000
Notes receivable	2,157,957	202,670
Accounts receivable	51,503,245	19,222,133
Costs and estimated earnings in excess of billings on uncompleted contracts	-	2,818,122
Inventories	1,203,448	178,480
Advances for inventory purchase	21,981,669	12,092,202
Other current assets and prepaid expenses	517,847	1,174,464
Total current assets	98,136,465	44,078,702

PROPERTY, PLANT AND EQUIPMENT, NET	13,197,119	11,000,581

OTHER ASSETS
Accounts receivable (non-current)	-	1,618,203
Prepaid expenses (non-current)	73,350	95,706
Advances for equipment and construction material purchase	5,550,966	3,751,343
Prepayment for land use right	458,292	428,301
Intangible assets, net	1,211,608	1,190,289
Total other assets	7,294,216	7,083,842

Total assets	$118,627,800	$62,163,125

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,816,714	$2,534,858
Short-term loan	8,802,000	-
Customer deposits	3,609,407	116,214
Liquidated damages payable	2,598,289	1,000,000
Other payables and accrued liabilities	746,267	686,031
Due to a stockholder	596,023	106,963
Taxes payable	5,062,901	9,541,603
Total current liabilities	27,231,601	13,985,669

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 25,040,000 and 25,000,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively)	2,504	2,500
Additional paid-in capital	25,924,007	8,221,663
Retained earnings	28,570,948	11,376,163
Statutory reserves	6,196,478	2,109,539
Accumulated other comprehensive income	6,221,943	1,987,272
Total shareholders' equity	66,915,880	23,697,137
Total liabilities and shareholders' equity	$118,627,800	$62,163,125

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUES:
Contracts	$119,920,874	$42,073,308
Services	19,422,523	21,313,500
	139,343,397	63,386,808

COST OF SALES
Cost of contracts	74,247,181	24,170,825
Cost of services	10,099,616	8,178,852
Depreciation	662,436	571,267
	85,009,233	32,920,944

GROSS PROFIT	54,334,164	30,465,864

OPERATING EXPENSES
Selling, general and administrative expenses	14,760,562	6,565,640
Research and development	245,920	581,846
Stock compensation expense	17,678,080	7,499,520
TOTAL OPERATING EXPENSES	32,684,562	14,647,006

INCOME FROM OPERATIONS	21,649,602	15,818,858

OTHER INCOME (EXPENSE), NET
Other income	75,914	12,926
Interest income	130,181	32,065
Interest expense	(513,830)	(564,353)
Other expenses	(60,143)	(55,917)
TOTAL OTHER EXPENSES, NET	(367,878)	(575,279)

INCOME BEFORE PROVISION FOR INCOME TAXES	21,281,724	15,243,579

PROVISION FOR INCOME TAXES	-	5,024,774

NET INCOME	21,281,724	10,218,805

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,234,671	1,789,994

COMPREHENSIVE INCOME	$25,516,395	$12,008,799

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,040,000	19,611,510
Diluted	25,148,178	19,694,481

EARNINGS PER SHARE:
Basic	$0.85	$0.52
Diluted	$0.85	$0.52

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, December 31, 2006	17,899,643	$1,790	$3,827,447	$2,940,341	$326,556	$197,278	$7,293,412

Recapitalization	491,000	49	(49)				-
Shares issued in private placement less costs of issuance	5,464,357	546	(2,227,143)				(2,226,597)
Shares issued in cost of private placement	1,125,000	113	(113)				-
Stock compensation expense-shares issued	20,000	2	48,998				49,000
Stock compensation expense-shares issued			38,204				38,204
Stock compensation expense-escrow shares			7,499,520				7,499,520
Provision for liquidated damages			(1,000,000)				(1,000,000)
Contribution by stockholder			1,780				1,780
Imputed interest on advances from a shareholder			33,019				33,019
Net income				10,218,805			10,218,805
Allocation to statutory reserve				(1,782,983)	1,782,983		-
Foreign currency translation gain						1,789,994	1,789,994

BALANCE, December 31, 2007	25,000,000	$2,500	$8,221,663	$11,376,163	$2,109,539	$1,987,272	$23,697,137

Stock compensation expense-shares placed in escrow			17,498,880				17,498,880
Imputed interest on advances from a shareholder			24,268				24,268
Shares issued for services	40,000	4	179,196				179,200
Net income				21,281,724			21,281,724
Allocation to statutory reserve				(4,086,939)	4,086,939		-
Foreign currency translation gain						4,234,671	4,234,671

BALANCE, December 31, 2008	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,281,724	$10,218,805
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	806,625	658,937
Amortization	65,651	11,654
Imputed interest	24,268	33,019
Amortization of long term prepaid expense	28,830	42,667
Stock compensation expense	17,678,080	7,586,724
Liquidated damage expense	1,598,289	-
Changes in operating assets and liabilities
Notes receivable	(1,906,766)	-
Accounts receivable	(28,635,455)	(14,435,613)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,971,223	(2,705,985)
Inventories	(994,352)	(57,130)
Advances for inventory purchase	(8,850,435)	(11,337,385)
Other current assets and prepaid expenses	512,905	(1,043,339)
Accounts payable	3,043,036	(1,525,537)
Customer deposits	3,424,139	-
Other payables and accrued liabilities	12,662	(138,641)
Taxes payable	(5,085,079)	8,393,777
Deferred tax liabilities	-	(672,947)
Net cash provided by (used in) operating activities	5,975,345	(4,970,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,176,132)	(831,886)
Advances for construction material and equipment purchase	(1,283,107)	(3,053,405)
Prepayment for land use right	-	(410,125)
Purchase of intangible assets	-	(380,717)
Net cash used in investing activities	(3,459,239)	(4,676,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	-	1,780
Net proceeds from redeemable preferred stock issuance in private placement	-	22,253,722
Payment on due to shareholder	-	(361,098)
Proceeds from shareholder advances	472,979	-
Increase of restricted cash	(30,317)	(1,000,000)
Proceeds from short-term bank loan	15,712,000	-
Repayment of short-term bank loan	(7,310,000)	(7,876,910)
Net cash provided by financing activities	8,844,662	13,017,494

EFFECT OF EXCHANGE RATE ON CASH	990,583	415,914

INCREASE IN CASH AND CASH EQUIVALENTS	12,351,351	3,786,281

CASH AND CASH EQUIVALENTS, beginning	7,390,631	3,604,350

CASH AND CASH EQUIVALENTS, ending	$19,741,982	$7,390,631

Cash paid during the period for:
Interest	$480,902	$531,334
Income taxes	$5,434,122	$519,258

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – ORGANIZATION AND BUSINESS

RINO International Corporation (formerly known as “Jade Mountain Corporation” or “JMC”), (the “Company) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for customers throughout China.

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

Innomind Group Limited (“Innomind”) was incorporated in the British Virgin Islands (“BVI”) on November 17, 2006 as an investment holding company. Through its wholly owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”) incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on July 9, 2007. Dalian Innomind through its variable interest entity (VIE), Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) mainly engages in design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in the PRC. In accordance with the business permit, Dalian Innomind’s right of operation expires on July 8, 2022 and is renewable on expiry.

Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) was incorporated in the PRC on March 5, 2003 as a limited liability company. On September 24, 2008, Dalian Rino formed Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) as a wholly owned limited liability company.  On October 14, 2008, Dalian Rino formed Dalian Rino Environmental Construction & Installation Project Co., Ltd. (Dalian Rino Installation”) as a wholly owned limited liability company.  The business activities of Dalian Rino Design and Dalian Rino Installation focus primarily on research and development, technical design and installation aspect of the business. In accordance with the business permit, Dalian Rino Design’s right of operation expires on March 4, 2021 and is renewable. Dalian Rino Design’s right of operation expires on September 23, 2018 and is renewable.  Dalian Rino Installation’s right of operation expires on October 13, 2018 and is renewable.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of RINO International Corporation reflect the activities of the following subsidiaries and variable interest entities (“VIE”):

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

	Place incorporated	Ownership percentage
Innomind Group Limited	BVI	100%
Dalian Innomind Environment Engineering Co., Ltd.	Dalian, China	100%
Dalian Rino Environment Engineering Science and Technology Co., Ltd.	Dalian, China	VIE
Dalian Rino Environmental Engineering Project Design Co., Ltd.	Dalian, China	VIE
Dalian Rino Environmental Construction & Installation Project Co., Ltd.	Dalian, China	VIE

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements.  In accordance with the provisions of FIN 46R, the Company has determined that Dalian Rino, Dalian Rino Design and Dalian Rino Construction are VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Dalian Rino, Dalian Rino Design and Dalian Rino Construction are consolidated into the financial statements of the Company.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars. All material intercompany transactions and balances have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For purposes of the financial statements, cash and cash equivalents include cash on hand, demand deposits with a banks, and all highly-liquid investments with an original maturity of 3 months or less.

The Company maintains cash in financial institutions within the PRC and Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.   As of December 31, 2008 and 2007, the Company’s cash balances, totaling $19,744,139 and $7,344,223, respectively at those dates, were not covered by insurance.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Accounts Receivable

Accounts receivable represents amounts due from customers for products sales and services. The Company grants credit to customers without collateral. Accounts receivable balance are considered past due if payment has not been received within the payment terms established on the sales contract or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. When the Company has exhausted all collection efforts, the receivable and any specific allowance is written off.  The Company’s current accounts receivables are outstanding for less than one year and the Company has not experienced any loss from uncollected accounts receivable. The Company believes all receivables are fully collectible and therefore did not reserve an allowance for doubtful account as of December 31, 2008.

Inventories

Inventory is consisted of raw materials and low cost consumption supplies used in manufacturing process and work in process. Inventory is valued at the lower of cost or market value using weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.

Property, Plant and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.

Construction in progress represents direct costs of construction as well as acquisition and design fees and interest expense incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Other Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment at least annually, more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. As of December 31, 2008, the Company expected these assets to be fully recoverable.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization, and if applicable, the stated interest rates are equivalent to rates currently available.  The three levels are defined as follow:

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of- completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Government Grant

The Dalian municipal government approved grants to the Company to encourage high-technology industry research and development. The grants are netted with the research and development expenses upon receipt from the local government.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the years ended December 31, 2008 and 2007 amounted to $990,256 and $331,641, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of SFAS 2, “Accounting for Research and Development Costs”, the Company expenses the costs associated with the R&D activities when incurred.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123(R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date, and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period). Stock compensation for stock granted to non-employees is determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

The Company accounts for income taxes pursuant to SFAS 109, “Accounting for Income Taxes”.  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

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

DECEMBER 31, 2008

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

Foreign Currency Translation

JMC and Innomind maintain their accounting records in their functional currency in the United States dollars and Hong Kong Dollars, respectively, whereas the Company’s PRC subsidiaries maintain their accounting records in their functional currency, Chinese Renminbi (“RMB”).The reporting currency of the Company is the United States dollar.

The financial statements of PRC subsidiaries are translated into United States dollars using year-end exchange rates ($0.14670 and $0.13710 at December 31, 2008 and December 31, 2007, respectively) as to assets and liabilities and weighted average exchange rates for the periods ($0.14415 and $0.13167 for the years ended December 31, 2008 and 2007, respectively) as to revenue and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.   Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Land use right included as part of intangible assets in the amount of $428,301 was reclassified to Prepayment for land use right due to the Company had not received the legal title to the land use right as of December 31, 2007. Government grant in the amount of $228,430 included as part of revenues was reclassified to be netted with research and development expenses for the year ended December 31, 2007.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position (“FSP”) EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities”, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes that the application of SFAS 160 will not have an impact on its consolidated financial statements.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

 In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 mandates among other things, that all options and warrants exercisable in any currency other than the primary functional currency of the company be reclassified out of equity and carried as a liability at fair value, and marked to market each reporting period with the change in fair value recorded as a gain or loss.  Management expects the impact of this standard to materially effect the balance sheet and statement of operations.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This standard has no impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 will not have a material impact on the Company’s consolidated financial statements because all of the Company’s investments in debt securities are classified as trading securities.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the Company’s investments in debt securities are classified as trading securities.

NOTE 3 – RESTRICTED CASH

Restricted cash consisted of cash deposited in an escrow account and amounted to $1,030,317 and $1,000,000 as of December 31, 2008 and 2007, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

	2008	2007

Accounts receivable	$51,503,245	$19,222,133
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$51,503,245	$19,222,133

Accounts receivable (non-current)	$-	$1,618,203
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$-	$1,618,203

As of December 31, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and, therefore, has not recorded an allowance for doubtful accounts. The Company’s equipment sales contracts allow the customer to retain 10% of the contract price for one year from the date of purchase. Accounts receivable as of December 31, 2008 and December 31, 2007 contain retainage receivables of $0 and $1,618,203, respectively.

NOTE 5 – INVENTORIES

Inventories consisted of raw material, work-in-process and supplies as of December 31:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

	2008	2007

Raw material	$223,168	$118,444
Work-in-process	921,985	-
Low cost consumption supplies	58,295	60,036
Total	$1,203,448	$178,480

For the years ended December 31, 2008 and 2007, no provision for obsolete inventories was recorded by the Company.

NOTE 6 – NOTES RECEIVABLE

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.  The Company had $2,157,957 and $202,670 outstanding as of December 31, 2008 and 2007, respectively.

NOTE 7 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

“Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize revenue and consisted of the following as of December 31:

	2008	2007
Contracts costs incurred plus recognized profits less recognized losses to date	$-	$44,074,924
Less progress billings	-	(41,256,802)
Costs and estimated earnings in excess of billings	$-	$2,818,122

NOTE 8 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

“Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. As of December 31, 2008 and December 31, 2007, there were no billings in excess of revenues recognized.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007

Buildings	$3,936,775	$3,612,413
Equipment and machinery	9,508,465	7,430,865
Motor Vehicles	1,647,515	986,274
Furniture and office equipment	407,912	352,840
Construction in progress	6,768	6,307
	15,507,435	12,388,699
Less: accumulated depreciation	2,310,316	1,388,118
Property, plant and equipment, net	$13,197,119	$11,000,581

Depreciation expense for the years ended December 31, 2008 and 2007 was $806,625 and $658,937, respectively. For the years ended December 31, 2008 and 2007, no interest was capitalized into construction in progress.

NOTE 10 – INTANGIBLE ASSETS

The following is a summary of intangible assets at December 31:

	2008	2007

Land use rights	$651,136	$605,669
Patents and licenses	733,500	683,611
	1,384,636	1,289,280
Less: accumulated amortization	173,028	98,991
Intangibles, net	$1,211,608	$1,190,289

Amortization expense for the years ended December 31, 2008 and 2007 amounted to $65,651 and $54,321, respectively.  For each of the upcoming five years, estimated amortization expense is expected to be approximately $66,813 per year.

The Company paid $458,292 for purchase of land use rights, as of December 31, 2008, the Company had not obtained the title and therefore reports the payment as a prepayment for land use right in other assets.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 11 – LIQUIDATED DAMAGES PAYABLE

Registration Rights

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on October 5, 2007, the Company was obligated to make efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) to be declared effective by the SEC on or before March 3, 2008. After March 3, 2008 and for each 30-calender day period thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, subject to a cap of 10% of total funds raised, or total liquidated damages of $2,443,532.  On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. The registration statement has been declared effective on October 2, 2008. Accordingly, the total liquidated damages the Company recorded for failing to meet the filing deadline as required by the agreement amounted to $1,971,116. To date, no liquidated damages have been paid.

Independent Directors

Pursuant to the Securities Purchase Agreement, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) not later than 120 days after the date of the agreement. The Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”) and will only be released by the escrow agent upon receiving requisite written notice from the investor representatives when this requirement is met. Failing to comply with this requirement, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, for each month or part of a month, pro rata, in which independent directors do not constitute a majority of the 5-member board.

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between December 8, 2007 to April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore is $627,173.  To date, no liquidated damages have been paid.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Total liquidated damages payable at December 31, 2008 and 2007 amounted to $2,598,289 and $1,000,000, respectively.

NOTE 12 – SHORT TERM BANK LOANS PAYABLE

Balances consist of the following at December 31:

	2008	2007

Due to Shanghai Pudong Development Bank interest at 5.31%, in December 2009, secured by certain buildings, equipment, and land use rights	$8,802,000	$-

Total	$8,802,000	$-

Total interest expense on the bank loans for the years ended December 31, 2008 and 2007 amounted to $489,562 and $531,334, respectively.

NOTE 13 – INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

RINO International Corporation was incorporated in the United States and has incurred a net operating loss for income tax purpose for the years ended December 31, 2008. The Company had loss carry forwards of approximately $1,854,103 and $101,528 as of December 31, 2008 and 2007, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028.

Management believes that the realization of the benefits from the loss carryforward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2008 and 2007 was $630,395 and $34,520. The net change in the valuation allowance was an increase of $595,875.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Innomind was incorporated in the BVI and under current law of the BVI, income is not subject to income tax.  Dalian Innomind, Dalian Rino, Dalian Rino Design and Dalian Rino Construction were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as Foreign Invested Enterprise (“FIE”) so no provision for income tax was made.

Before July 2007, Dalian Rino was also qualified as Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33% for the period entitled to tax exemption. For the year ended December 31, 2007, provision of income tax amounted to $5,024,774.

Starting January 1, 2008, the new Enterprise Income Tax laws went effective. Under the new law, Dalian Innomind and Dalian Rino are entitled to a three-year income tax exemption and a 50% income tax reduction for the following three years, no provision for income tax was made for 2008.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007:

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

VAT on sales and VAT on purchases amounted to $37,135,142, and $27,435,925 for the years ended December 31, 2008 and $12,583,662 and $8,871,497 for the years ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of December 31, 2008 and December 31, 2007, the VAT payable amounted to $4,186,822 and $2,989,365, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

NOTE 15 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation, or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

As of December 31, 2008 and December 31, 2007, the Company appropriated $4,086,939 and $1,782,983, respectively, to the reserves funds based on its net income in accordance with the laws and regulations of the PRC, and the remaining reserve to fulfill the 50% registered capital requirement amounted to $6,856,854 and $10,158,101, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Issuance of Common Stock for service

In connection with an investor relation consulting agreement entered into by the Company in October 2007, 40,000 shares of common stock were issued as payment for consulting and advisory services received during 2008. This expense is recorded as stock compensation expense in the accompanying financial statements. As of December 31, 2008, the Company does not have any outstanding stock options.

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2007	-
Granted	382,500
Forfeited	-
Exercised	-
Outstanding as of December 31, 2007	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	382,500

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$5.376	382,500	4.74 years	$5.376	382,500	4.74 years
Total	382,500			382,500

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

NOTE 16 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the years ended December 31:

	2008	2007
Net income	$21,281,724	$10,218,805
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$21,281,724	$10,218,805

Weighted average number of common stock – Basic	25,040,000	19,611,510
Effect of dilutive securities:
Warrants	108,178	82,971
Weighted average number of common stock – Diluted	25,148,178	19,694,481
Earnings per share:
Basic	$0.85	$0.52
Diluted	$0.85	$0.52

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 17 – RELATED PARTY TRANSACTIONS
The Company owed $596,023 and $106,963 to a stockholder as of December 31, 2008 and December 31, 2007, respectively, for advances made on an unsecured basis, payable on demand and interest free. The ultimate manner of settlement will be in cash. Imputed interest is charged per annum on the amount due at 8% and 7% for the periods ended December 31, 2008 and December 31, 2007, respectively. Total imputed interest recorded as additional paid-in capital amounted to $24,268 and $33,019 for the years ended December 31, 2008 and 2007, respectively.

NOTE 18 – CONCENTRATIONS AND RISKS

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and with banks within the United States. Total cash deposited with these banks at December 31, 2008 and December 31, 2007 amounted to $19,744,139 and $7,344,223, respectively, of which no deposits are covered by FDIC insurance.  In addition, as of December 31, 2008 and December 31, 2007, restricted cash of $1,030,317 and $1,000,000 (Note 3), respectively, are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Customers

During the year ended December 31, 2008, the Company has enlarged its customer base and no customer accounted for more than 10% of the Company’s total sales, and during the year ended December 31, 2007, the Company made sales to a small number of customers with five customers accounting for 88% of the Company’s total sales. Accounts receivable from those five customers totaled $18,479,541 as of December 31, 2007.

Suppliers

One major supplier provided approximately 82% of the Company’s purchases of raw materials for the year ended December 31, 2008 and the amount of advance to this supplier as of December 31, 2008 was $17,978,181. This same supplier provided 95% of the Company’s purchase of raw materials for the year ended December 31, 2007, and the amount of advance to this supplier as of December 31, 2007 was $9,686,704.

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

DECEMBER 31, 2008

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $95,980 and $48,812 for the years ended December 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of December 31, 2008 and December 31, 2007, the Company had firm purchase commitments for capital projects in progress of $10,594,674 and $750,844 respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 20 – ESCROW ACCOUNTS

At the private placement closing, Zou Dejun and Qiu Jianping, who, through The Innomind Trust, together control 71.6% of the Company’s outstanding common stock, and are the founders of Dalian Rino - delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of common stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income (“ATNI”) for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008.  For purposes of the Make Good agreements only, no expense related to return of the shares from escrow would be charged against ATNI. If the Company had not achieved the 2007 net income target, Zou Dejun and Qiu Jianping would have been obligated to transfer 1,674,000 shares of their common stock to the private placement investors on a pro-rata basis.  The 2007 net income target was achieved and the shares have been returned to Zou and Qiu in 2008.  If the Company failed to achieve the 2008 net income target, Zou and Qiu would have transferred to the investors the remaining 3,906,000 shares still in escrow.  The 2008 net income target was achieved and the shares are expected to be returned to Zou and Qiu in 2009.

No later than February 2, 2008, the Company’s Board of Directors were to consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). This covenant was complied with on March 20, 2008. Until this covenant was complied with, the Company was required to hold $1,000,000 in escrow (“Board Escrow Holdback”). If for any reason or no reason the escrow agent did not receive requisite written notice from the investor representatives as to releasing this sum from escrow within 120 days after the private placement closing, the Company was required to pay liquidated damages of $244,353 per month (or partial month) until the default is cured. No liquidated damages have yet been paid as of December 31, 2008.

The cash held in escrow pursuant to the Board Escrow Holdback as described above will be accounted for as other current assets and will not be shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement. The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. As a result, the Company recognized $7,499,520 of compensation expense for the year ended December 31, 2007. Based on the performance for the year ended December 31, 2008, the Company achieved 2008 after-tax net income target. Therefore the Company accrued $17,498,880 of compensation expense for the year ended December 31, 2008. If any Make Good Escrow Shares are released to the Investors, no entry will be made. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.