Form 10-Q
period 2009-03-31
RINO International CORP
filed 2009-05-15
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on May 12, 2009, was 25,040,000.

RINO INTERNATIONAL CORPORATION

INDEX TO MARCH 31, 2009 FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,912,447	$19,741,982
Restricted cash	-	1,030,317
Notes receivable	2,480,702	2,157,957
Accounts receivable	39,078,198	51,503,245
Inventories	1,316,187	1,203,448
Advances for inventory purchase	25,262,652	21,981,669
Other current assets and prepaid expenses	820,798	517,847
Total current assets	116,870,984	98,136,465

PROPERTY, PLANT AND EQUIPMENT, NET	12,943,598	13,197,119

OTHER ASSETS
Prepaid expenses (non-current)	76,912	73,350
Advances for equipment and construction material purchase	5,279,698	5,550,966
Prepayment for land use right	457,667	458,292
Intangible assets, net	1,193,276	1,211,608
Total other assets	7,007,553	7,294,216

Total assets	$136,822,135	$118,627,800

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,238,443	$5,816,714
Short-term loan	8,790,000	8,802,000
Customer deposits	9,876,884	3,609,407
Liquidated damages payable	2,598,289	2,598,289
Other payables and accrued liabilities	407,581	746,267
Due to shareholder	214,588	596,023
Taxes payable	7,971,091	5,062,901
Total current liabilities	33,096,876	27,231,601

Warrant liabilities	1,455,160	-

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 25,040,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008)	2,504	2,504
Additional paid-in capital	24,870,680	25,924,007
Retained earnings	39,350,188	28,570,948
Statutory reserves	7,472,085	6,196,478
Accumulated other comprehensive income	6,094,323	6,221,943
Total shareholders' equity	77,789,780	66,915,880
Total liabilities and shareholders' equity	$136,822,135	$118,627,800

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
REVENUES:
Contracts	$35,366,136	$16,297,745
Services	241,983	2,747,680
	35,608,119	19,045,425

COST OF SALES
Contracts	19,125,496	10,262,689
Services	323,918	902,394
Depreciation	208,067	157,775
	19,657,481	11,322,858

GROSS PROFIT	15,950,638	7,722,567

OPERATING EXPENSES
Selling, general and administrative expenses	3,370,724	2,694,010
Research and development	-	10,483
TOTAL OPERATING EXPENSES	3,370,724	2,704,493

INCOME FROM OPERATIONS	12,579,914	5,018,074

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	(9,650)	59,050
Interest expense, net	(118,959)	(56,778)
Change in fair value of warrants	23,611	-
TOTAL OTHER INCOME (EXPENSE), NET	(104,998)	2,272

INCOME BEFORE PROVISION FOR INCOME TAXES	12,474,916	5,020,346

PROVISION FOR INCOME TAXES	-	-

NET INCOME	12,474,916	5,020,346

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(127,620)	2,262,905

COMPREHENSIVE INCOME	$12,347,296	$7,283,251

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,040,000	25,000,000
Diluted	25,040,000	25,161,062

EARNINGS PER SHARE:
Basic	$0.50	$0.20
Diluted	$0.50	$0.20

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, December 31, 2007	25,000,000	$2,500	$8,221,663	$11,376,163	$2,109,539	$1,987,272	$23,697,137

Stock compensation expenese-options issued			38,204				38,204
Imputed interest on advances from a shareholder			1,862				1,862
Net income				5,020,346			5,020,346
Allocation to statutory reserve				(555,246)	555,246		-
Foreign currency translation gain						2,262,905	2,262,905

BALANCE, March 31, 2008 (Unaudited)	25,000,000	$2,500	$8,261,729	$15,841,263	$2,664,785	$4,250,177	$31,020,454

Stock compensation expense-shares placed in escrow			17,460,676				17,460,676
Imputed interest on advances from a shareholder			22,406				22,406
Shares issued for services	40,000	4	179,196				179,200
Net income				16,261,378			16,261,378
Allocation to statutory reserve				(3,531,693)	3,531,693		-
Foreign currency translation gain						1,971,766	1,971,766

BALANCE, December 31, 2008	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,069)			(1,478,771)
BALANCE, January 1, 2009, as adjusted	25,040,000	2,504	24,865,305	28,150,879	6,196,478	6,221,943	65,437,109

Imputed interest on advances from a shareholder			5,375				5,375
Net income				12,474,916			12,474,916
Allocation to statutory reserve				(1,275,607)	1,275,607		-
Foreign currency translation loss						(127,620)	(127,620)

BALANCE, March 31, 2009 (Unaudited)	25,040,000	$2,504	$24,870,680	$39,350,188	$7,472,085	$6,094,323	$77,789,780

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,474,916	$5,020,346
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	256,334	190,379
Amortization	16,682	15,914
Imputed interest	5,375	1,862
Amortization of long term prepaid expense	3,663	10,483
Liquidated damage expense	-	500,000
Change in fair value of warrants	(23,611)	-
Changes in operating assets and liabilities
Notes receivable	(325,709)	(724,697)
Accounts receivable	12,355,675	(3,430,834)
Contract in progress	-	1,853,886
Inventories	(114,388)	(56,679)
Advances for inventory purchase	(3,311,177)	(2,079,379)
Other current assets and prepaid expenses	(47,284)	550,260
Accounts payable	(2,570,517)	(476,669)
Customer deposits	6,272,826	-
Other payables and accrued liabilities	(337,742)	(5,329)
Sales commission payable	-	769,871
Tax payable	2,915,291	(5,726,659)
Net cash provided by (used in) operating activities	27,570,334	(3,587,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(20,789)	(128,377)
Advances for construction material and equipment purchase	-	(2,252,156)
Net cash used in investing activities	(20,789)	(2,380,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on due to shareholder	(380,650)	(31,231)
Change in restricted cash	1,030,317	(4,906,720)
Increase of notes payable	-	2,341,296
Proceeds from short-term loan	-	6,988,500
Net cash provided by financing activities	649,667	4,391,845

EFFECT OF EXCHANGE RATE ON CASH	(28,747)	332,648

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,170,465	(1,243,285)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,741,982	7,390,631

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,912,447	$6,147,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$111,509	$76,856
Income taxes	$203,016	$4,896,545

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

RINO International Corporation (formerly known as “Jade Mountain Corporation” or “JMC”), (the “Company”) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. The Company, through its 100% owned subsidiaries and variable interest entities, engages in design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in the People’s Republic of China (PRC).

Innomind Group Limited (“Innomind”) was incorporated in the British Virgin Islands (“BVI”) on November 17, 2006 as an investment holding company. Through its wholly owned subsidiary, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”) incorporated in the PRC as a wholly owned foreign limited liability company on July 9, 2007. Dalian Innomind through its variable interest entity (VIE), Dalian Rino Environment Engineering Science And Technology Co., Ltd. (“Dalian Rino”) mainly engages in design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in the PRC.

Dalian Rino was incorporated in the PRC on March 5, 2003 as a limited liability company. On September 24, 2008, Dalian Rino formed Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) as a wholly owned limited liability company.  On October 14, 2008, Dalian Rino formed Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”) as a wholly owned limited liability company.  The business activities of Dalian Rino Design and Dalian Rino Installation focus primarily on research and development, technical design and installation aspects of the business.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements.  In accordance with the provisions of FIN 46R, the Company has determined that Dalian Rino, Dalian Rino Design and Dalian Rino Construction are VIE’s and that the Company is the primary beneficiary, and accordingly, the financial statements of Dalian Rino, Dalian Rino Design and Dalian Rino Construction are consolidated into the financial statements of the Company.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars. All intercompany transactions and balances have been eliminated in the consolidation.

The Company has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and the United States.

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the PRC and Hong Kong. Balances at financial institutions or state owned banks within the PRC and Hong Kong are not insured. As of March 31, 2009 and December 31, 2008, the Company’s cash balances, totaling $46,878,996 and $19,744,139, respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 19 is accounted for as other current assets and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement and the Escrow Agreement.

Restricted Cash

The Company records cash deposits in banks or other institutions subject to restrictions on the withdrawal or use of the fund as restricted cash.

Accounts Receivable

Accounts receivable represents amounts due from customers for contract sales and services. The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. When the Company has exhausted all collection efforts, the receivable and any specific allowance is written off.  The Company’s current accounts receivables are outstanding for less than one year and the Company has not experienced any loss from uncollected accounts receivable. The Company believes all receivables are fully collectible and therefore did not reserve an allowance for doubtful account as of March 31, 2009 and December 31, 2008.

Inventories

Inventory consists of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventory is valued at the lower of cost or market value using weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value. There are no provisions for obsolete or slow moving inventories as of March 31, 2009 and December 31, 2008.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Construction in progress represents direct costs of construction as well as acquisition and design fees and interest expense incurred. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterments to buildings and equipment are capitalized.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Buildings	30 Years
Plant and machinery	15 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	5 Years

The Company evaluates the carrying value of long-lived assets in accordance with FAS 144 “Accounting for Impairment or Disposal of Long Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes as of March 31, 2009, there were no impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of land use rights and patents. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Patent A and patent B are stated at cost, less accumulated amortization and are amortized over patent terms of 15 and 10 years, respectively.

Certain identifiable intangible assets are reviewed for impairment, at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. As of March 31, 2009, the Company expected these assets to be fully recoverable.

Fair Value of Financial Instruments

FAS 107, “Disclosure About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments.  FAS 157 “Fair Value Measurements”, adopted on January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

s	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

s
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

s	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 382,500 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $420,069 to beginning retained earnings and $1,058,702 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $1,455,160 on March 31, 2009.  Therefore, the Company recognized a $23,611 gain from the change in fair value of derivative liability for the three months ended March 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	4.52	4.76
Risk-free interest rate	1.59%	1.48%
Expected volatility	137.95%	138.91%

In light of the Company’s thin stock trading history, expected volatility is based on historical stock pricing data (adjusting for stock splits and dividends) of seven publicly traded peer companies and the Company’s own data.  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends).  The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period.    The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009.

	Carrying Value at March 31, 2009	Fair Value Measurement at March 31, 2009
		Level 1	Level 2	Level 3
Warrant liability	$1,455,160	-	-	$1,455,160

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Derivative liability

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair values as a derivative liability. The changes in the values of these instruments is shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative instrument.”

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

Services.  In addition to specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements, numbering several hundred per year, are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement.  Revenue is recognized when service is performed, which is usually concurrent with delivery to the customer, the contract price is set by contract, and collectability is reasonably assured. Accordingly, these revenues are recognized under Staff Accounting Bulletin No. 104.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
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

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the three months ended March 31, 2009 and 2008, amounted to $132,283 and $104,275, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of SFAS 2, “Accounting for Research and Development Costs”, the Company expenses the costs associated with the R&D activities when incurred.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123R “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date, and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period). Stock compensation for stock granted to non-employees is determined in accordance with SFAS 123R and EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Income Taxes

The Company accounts for income taxes pursuant to SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

Under FIN 48 a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).
The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years following January 1, 2008or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing and environmental protection industries. Entities in beneficial industries enjoy preferential tax treatment for 5 years with a two-year period tax exempt period and thereafter, a three-year tax reduction period with 50% reduction in the income tax rates.

Before July 2007, Dalian Rino was qualified as a Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33%. Starting January 1, 2008, under new EIT law, Dalian Rino is subject to the new standard EIT rate of 25%.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Dalian Innomind is in the environmental protection industry, which is qualified for the tax exemption for two years and a 50% reduction for the following three years. As a result, Dalian Innomind enjoys a 100% tax exemption for the years 2008 through 2009 and a 50% income tax reduction for the years 2010 through 2012.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The functional currency is the Chinese Renminbi (”RMB”). The Company’s PRC subsidiary and VIEs conduct business in RMB, and maintain their accounting records in RMB. Innomind maintains their accounting records in their local currency, Hong Kong Dollars.

The financial statements of PRC subsidiary and VIEs are translated into US dollars using period-end exchange rates ($0.14650 and $0.14670 at March 31, 2009 and December 31, 2008, respectively) as to assets and liabilities and weighted average exchange rates for the periods ($0.14651 and $0.13977 for the three months ended March 31, 2009 and 2008, respectively) as to income and cash flow statement.  the equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. For the three months ended March 31, 2009 and 2008, no material transaction gains and losses occurred.

In PRC, RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through government authorized financial institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of SFAS 130.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

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

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133”.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 became effective on January 1, 2009 and the adoption of SFAS 161 did not have any impacts to the Company’s consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Adoption of this statement does not have impact on the Company’s results of operations, financial position or cash flows.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of EITF 08-4 did not have a material impact on the Company’s financial position or results.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of financial results.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Reclassifications

Certain prior period amounts have been reclassified for consistent presentation. These reclassifications had no material effect on previously reported net income.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$39,078,198	$51,503,245
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$39,078,198	$51,503,245

As of March 31, 2009 and December 31, 2008, the Company considered all accounts receivable collectable and has not recorded an allowance for doubtful accounts. The Company’s equipment sales contracts allow the customer to retain 10% of the contract price for one year from the date of contract completion. All accounts receivable is expected to be received within one year from the balance sheet date.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw material	$197,258	$223,168
Work-in-process	1,060,714	921,985
Low cost consumption supplies	58,215	58,295
Total	$1,316,187	$1,203,448

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

For the three months ended March 31, 2009 and 2008, no provision for obsolete inventories was recorded by the Company.

NOTE 5 – NOTES RECEIVABLE

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.  The Company had $2,480,702 and $2,157,957 outstanding as of March 31, 2009 and December 31, 2008, respectively.

NOTE 6 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

“Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize revenue.  As of March 31, 2009 and December 31, 2008, there were no costs and estimated earnings in excess of billings on uncompleted contracts.

NOTE 7 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

“Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. As of March 31, 2009 and December 31, 2008, there were no billings in excess of revenues recognized on uncompleted contracts.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31, 2009	December 31, 2008
	(Unaudited)
Buildings	$3,931,408	$3,936,775
Equipment and machinery	9,495,502	9,508,465
Motor Vehicles	1,645,269	1,647,515
Furniture and office equipment	428,144	407,912
Construction in progress	6,758	6,768
Total	15,507,081	15,507,435
Less: accumulated depreciation	2,563,483	2,310,316
Property, plant and equipment, net	$12,943,598	$13,197,119

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Depreciation expense for the three months ended March 31, 2009 and 2008 was $256,334 and $190,379, respectively. For the three months ended March 31, 2009 and 2008, no interest was capitalized into construction in progress.

NOTE 9 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	March 31, 2009	December 31,
	(Unaudited)
Land use rights	$650,248	$651,136
Patents and licenses	732,500	733,500
Total	1,382,748	1,384,636
Less: accumulated amortization	189,472	173,028
Intangibles, net	$1,193,276	$1,211,608

Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $16,682 and $15,914, respectively.   The estimated aggregate amortization expenses for each of the five succeeding years ended March 31 are as the following:

Years	Estimated Amortization Expense
2010	$66,722
2011	$66,722
2012	$66,722
2013	$66,722
2014	$66,722

As of March 31, 2009 and December 31, 2008, the Company prepaid $457,667 and $458,292 for land use rights, the Company had not obtained the title to the land use right, therefore the amount has been recorded as a prepayment for land use right in other assets.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

NOTE 10 – LIQUIDATED DAMAGES PAYABLE

Registration Rights

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on October 5, 2007, the Company was obligated to make efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) to be declared effective by the SEC on or before March 3, 2008. After March 3, 2008 and for each 30 calendar day period thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, subject to a cap of 10% of total funds raised, or total liquidated damages of $2,443,532.  On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. The registration statement has been declared effective on October 2, 2008. Accordingly, the total liquidated damages the Company recorded for failing to meet the filing deadline as required by the agreement amounted to $1,971,116. As of March 31, 2009, no liquidated damages were paid.

Independent Directors

Pursuant to the Securities Purchase Agreement, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement. Failing to comply with this requirement, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, for each month or part of a month, pro rata, in which independent directors do not constitute a majority of the 5-member board.

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between December 8, 2007 and April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore is $627,173.  As of March 31, 2009, no liquidated damages were paid.

Total liquidated damages payable at March 31, 2009 and December 31, 2008 amounted to $2,598,289. The Company settled the amount of liquidated damages on April 3, 2009 in the maximum amount of $860,362, see Note 19.

NOTE 11 – SHORT TERM BANK LOANS PAYABLE

Short term bank loans consist of the following:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Unaudited)

Due to Shanghai Pudong Development Bank, interest at 5.31%, due in December 24 through December 29, 2009, secured by certain buildings, equipment, and land use rights	$8,790,000	$8,802,000

Total interest expense on the bank loans for the three months ended March 31, 2009 and 2008 amounted to $115,417 and $78,704, respectively.

NOTE 12 – INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

The Company was incorporated in the Unitesd States and has incurred a net operating loss for income tax purpose for the three months ended March 31, 2009. The Company had loss carry forwards of approximately $1,999,000 and $1,854,103 as of March 31, 2009 and December 31, 2008, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028.

Management believes that the realization of the benefits from the loss carryforward appears uncertain due to the limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at March 31, 2009 and December 31, 2008 was approximately $680,000 and $630,000. The net change in the valuation allowance was an increase of $50,000.

Innomind was incorporated in the BVI and under current law of the BVI; income is not subject to income tax.  Dalian Innomind, Dalian Rino, Dalian Rino Design and Dalian Rino Construction were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as Foreign Invested Enterprise (“FIE”) so no provision for income tax was made.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Before July 2007, Dalian Rino was also qualified as Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33% for the period entitled to tax exemption. Starting January 1, 2008, the new Enterprise Income Tax laws went effective. Under the new law, Dalian Rino is subjected to the new tax rate of 25%.

As part of the agreements entered in connection with the Purchase Agreement between Dalian Rino and Dalian Innomind, Dalian Rino and its shareholders agreed to entrust the operations and management of the Business to Dalian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee, which resulted in no income tax provision for Dalian Rino.

Dalian Innomind is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years.  No provision for income tax was made for three months ended March 31, 2009 and 2008.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(25.0)	(25.0)
Effective income tax rate	0.0%	0.0%

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

VAT on sales and VAT on purchases amounted to $11,561,292, and $8,859,036 for the three months ended March 31, 2009, respectively, and $5,056,817 and $3,349,927 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of March 31, 2009 and December 31, 2008, the VAT payable amounted to $7,298,031 and $4,186,822, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company owed $214,588 and $596,023 to a stockholder as of March 31, 2009 and December 31, 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. The ultimate manner of settlement will be in cash. Imputed interest is charged per annum on the amount due at approximately 5.31% and 7.47% for the three months period ended March 31, 2009 and 2008, respectively. Total imputed interest recorded as additional paid-in capital amounted to $5,375 and $1,862 for the three months periods ended March 31, 2009 and 2008, respectively.

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

NOTE 15 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital. As of March 31, 2009 and December 31, 2008, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $5,425,485 and $6,856,854, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

The statutory reserve funds are restricted for use to offset against prior period losses, expansion of production and operation, or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

Common Stock and Warrants

Issuance of Common Stock in Private Placement

In connection with the private placement, 250,000 shares of common stock were issued to a consultant for advisory services. This expense is recorded as additional paid-in capital in the accompanying financial statements.

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated January 19, 2007 by and between the Company and a placement agent, as amended, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This expense is recorded as additional paid-in capital in the accompanying financial statements.

The warrants issued to the placement agent, initially qualify as permanent equity under EITF 00-19, the value of such warrants has created offsetting debit and credit entries to additional paid-in capital.

Effective January 1, 2009, the adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  As a result of adopting EITF 07-5, 382,500 warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three months ended March 31, 2009 is provided elsewhere in this footnote and in Note 2.

Warrants

Following is a summary of the warrant activity:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

Number of Shares
Outstanding as of December 31, 2007	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2008 (unaudited)	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009 (unaudited)	382,500

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$5.376	382,500	4.52 years	$5.376	382,500	4.52 years
Total	382,500			382,500

NOTE 16 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2009	2008
Net income	$12,474,916	$5,020,346
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$12,474,916	$5,020,346

Weighted average number of common stock – Basic	25,040,000	25,000,000
Effect of dilutive securities:
Warrants	-	161,062
Weighted average number of common stock – Diluted	25,040,000	25,161,062
Earnings per share:
Basic	$0.50	$0.20
Diluted	$0.50	$0.20

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

NOTE 17 – CONCENTRATIONS AND RISKS

Customers

During the three months ended March 31, 2009, three customers accounted for 42% of the Company’s total sales.  During the three months ended March 31, 2008, the Company made sales to a small number of customers with five customers accounted for 65% of the Company’s total sales. Accounts receivable from those three customers totaled $9,688,924 as of March 31, 2009 and from those five customers totaled $18,479,541 as of December 31, 2008, respectively.

Suppliers

Two major suppliers provided approximately 94% of the Company’s purchases of raw materials for the three months ended March 31, 2009. These same suppliers provided 98% of the Company’s purchase of raw materials for the three months ended March 31, 2008. Advance to these suppliers amounted to $24,358,472 and $21,376,932 as of March 31, 2009 and December 31, 2008, respectively.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $26,621 and $4,739 for the three months ended March 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of March 31, 2009 and December 31, 2008, the Company had firm purchase commitments for capital projects in progress of $8,047,245 and $10,594,674 respectively.

NOTE 19 – SUBSEQUENT EVENT

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummation on October 5, 2007.  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement, respectively, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares the Company’s common stock of up to 192,045 shares, or at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors), each as provided in the Amendment Agreement, and (iii) the Escrow Agreement to reflect the amendments made to the Securities Purchase Agreement with regard to the distribution of the Board Holdback Escrow Amount.

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation and its direct and indirect subsidiaries and controlled affiliates (collectively, the “Company”), may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of the Company. Such “forward-looking statements” include, but are not limited to, statements concerning the operations, performance, financial condition and growth of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under Item 1.A. of Part I of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2008,  elsewhere in that Annual Report and matters described in this report. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements.  You should read this in conjunction with discussion under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008 included  in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the unaudited consolidated financial statements and accompanying notes and the other financial information appearing in Item 1 of this report and elsewhere in this report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of the People’s Republic of China (the “PRC”), Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”) and Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) and Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”).

Company Overview

We are engaged in designing, developing, manufacturing, and installing environmental protection for the Chinese iron and steel industry.  Our customers are large, state-owned iron and steel companies. Our business operations are conducted throughout China.

China’s iron and steel companies have experienced robust growth during the last twenty years, following the expansion of China’s economy and industrial base, generally. Along with this growth, the iron and steel industry has produced large amounts of waterborne and airborne industrial waste and pollution, and as a consequence it faces increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. Consequently, despite the recent global financial crisis, our revenues, gross profit, income from operations and net income continued to grow across our major product lines.  During the three months ended March 31, 2009, our revenues reached $35.6 million, representing an increase of 87.0% from the total revenues of $19.0 million for the same period ended March 31, 2008. Our gross profit increased from $7.7 million for the quarter ended March 31, 2008 to $16.0 million for the quarter ended March 31, 2009, representing an increase of 106.5%.  Our income from operations reached $12.6 million for the three months ended March 31, 2009 from $5.0 million for the same period ended March 31, 2008, representing an increase of 150.7%.  Our net income for the quarter ended March 31, 2009 grew to $12.5 million from $5.0 million for the quarter ended March 31, 2008, representing an increase of 148.5%.

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

In the first quarter of 2008, the Company introduced a new integrated dust catching system which removes up to 99% of the dust from sintering iron during the production process and which complements its current desulphurization equipment in the following quarters. To date, the Company’s integrated dust catchers have been installed in the flues of several steelmakers in China. The Company anticipates the average selling price will be around $2.0 million and the time from contract signing to final installation will equate to approximately two to three months.

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

Our project-based revenue is affected directly by our customers’ capital budgets and their need to build new plants. Because most of our customers are state-owned-enterprises, their budgeting decisions are influenced by the Chinese central government’s environmental protection and pollution control policies, which presently are favorable to our business and products. We believe that such policy emphasis will continue for the foreseeable future.

The cost of revenue for our products includes direct materials, direct labor, and manufacturing overhead, with a significant portion allocated to materials costs, which are subject to fluctuation.

Recent Developments

Waiver and Reduction of Liquidated Damages

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummation on October 5, 2007 (the “Private Financing”).  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement that the Company entered into with the investors in the Private Financing, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).

Upon effectiveness of the Amendment Agreement, each holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  Pursuant to the Amendment Agreement, as of the date of this report, the Company issued an aggregate of 47,854 shares of the Company’s common stock and paid an aggregate of $606,300.66 to the investors.

Results of Operations

Three Months Ended March 31, 2009 And 2008.

Results of Operations

Net Sales

Net sales increased by $16.6 million to $35.6 million or an increase of 87.0% for the three months ended March 31, 2009, as compared to the net sales for the three months ended March 31, 2008. Such increase was due to continued growth in demand across our three major product lines in 2009. Since June 2008, the Chinese government tightened gas emission control and all coal-fired sinters are required to have desulphurization equipment installed.  The breakdown of the revenue growth is as follows:

	For the three months ended March 31,
	2009		2008
	Net Sales (in thousand)	% to Total	Net Sales (in thousand)	% to Total	% Increase
Wastewater treatment equipment	$7,238	20.3%	$2,178	11.4%	232.3%
Flue gas desulphurization	25,704	72.2%	12,471	65.5%	106.1%
Anti-oxidation equipment and coatings	2,424	6.8%	1,648	8.7%	47.1%
Machining services	242	0.7%	2,748	14.4%	-91.2%
Total Net Sales	$35,608	100.0%	$19,045	100.0%	87.0%

Demand for our Lamella Wastewater System, increased 232.3% to $7.2 million for the three months ended March 31, 2009, as compared with $2.2 million for the three months ended March 31, 2008.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. For the three months ended March 31, 2009, we recorded revenues of $25.7 million, as compared to revenues of $12.5 million for the three months ended March 31, 2008, representing an increase of 106.1%.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth. For the three months ended March 31, 2009, we recorded revenues of $2.4 million anti-oxidation equipment and related coatings sales, as compared to revenues of $1.6 million for the three months ended March 31, 2008, representing an increase of 47.1%. The increase in revenues largely reflects our increased pricing and demand as the value of the anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the year three months ended March 31, 2009, revenues accounted for 0.7% of the total revenue as compared to 14.4% for the corresponding period in 2008, reflecting a higher level of our own production and reduced level of contractual work.

Cost of Sales

The cost of sales for the three months ended March 31, 2009 increased by $8.3 million to $19.7 million from $11.3 million for the three months ended March 31, 2008, representing an increase of 73.6%.  The increase was largely due to increased sales. As a percentage of sales, the cost of sales decrease to 55.2% for the three months ended March 31, 2009 compared to 59.5% for the same period of 2008.  The breakdown of the cost of sales is as follows:

	For the three months ended March 31,
	2009		2008
	Total (in thousand)	% of Sales	Total (in thousand)	% of Sales
Revenues
Contracts	$35,366		$16,298
Machining Services	242		2,748
Cost of Sales
Contracts	19,333	54.7%	10,421	63.9%
Machining Services	324	133.9%	902	32.8%
Gross Profit	$15,951		7,723

The decrease of cost of sales as percentage of sales was mainly due to effective cost control.  For the three months ended March 31, 2009, 99% of the total revenue was in our contract revenue sector, which used our in-house service team and we were able to closely monitor costs, which resulted in 4.2% decrease in percentage of total cost of sales of total sales.

Operating Expense

Operating expenses for the three months ended March 31, 2009 increased to $3.4 million from $2.7 million for the same period ended March 31, 2008, representing an increase of 24.6%. The $0.7 million increase in our operating expenses was due to (i) the increase of commission expense which was in line with our increased revenue.  The sales agent of each contract will receive sales commission based on certain percentage of the total contract.  The percentage is not fixed and varies from contract to contract. The commission expenses increased from $1.0 million for the three months ended March 31, 2008 to $2.0 million for the same period ended March 31, 2009, and (ii) reduced by liquidated damage expense of $500,000 accrued in the first quarter of 2008. No such expense was recorded in the same period of 2009.

Liquidated Damage Expenses

In connection with the consummation of the Private Financing, and pursuant to the Registration Rights Agreement entered into between the Company and a group of accredited investors (the “Registration Rights Agreement”) on October 5, 2007, we are required to register for resale shares of our common stock issued to the investors and cause the registration statement to be declared effective by the SEC on or before March 3, 2008. In addition, under the Securities Purchase Agreement dated October 5, 2007, by and among the Company and such investors, we are required to appoint a 5 member board and a majority of the board members must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement.  The Securities Purchase Agreement requires us to pay liquidated damages to the investors if we do not timely comply with these requirements.  We were late in complying with both requirements. As a result, we accrued liquidated damages on both accounts in the aggregate amount of $0.5 million in the first quarter of 2008.

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the Private Financing.  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement, respectively, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).

Other Expense, net

Other Expense, net, for three months ended March 31, 2009 increase by $107,270 to $104,998 from other income, net, of $2,272 in 2008. The increase in other expense, net, was mainly due to (i) increase in other income in the amount of $23,611 as result of adoption of new accounting pronouncement EITF 07-5; (ii) increase in interest expenses and decrease in interest income. The decrease in interest income of $20,000 was due to the fact that there was no term deposit for the three months ended in 2009, which normally earned more interest income, but the absolute amount of interest income remains immaterial. Interest expense increased to $120,792 for the three months ended March 31, 2009 from $78,704 for the same period ended March 31, 2008, an increase of 109.5% due to the increased amount of bank loan in the quarters ended March 31, 2009 comparing to the same period of 2008, with loan balance of $8.8 million and $7.1 million as of March 31, 2009 and 2008, respectively.

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

In connection with our Securities Purchase Agreement with the investors entered into in October, 2007, we agreed to a provision which provides that in the event that the legal structure of our Company is challenged by Chinese authorities and we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the Chinese government’s action, then we are required to redeem the investors’ common stock for $24.5 million. Consequently, this amount has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. While we believe that the possibility of such redemption is remote, we may not continuously holding adequate cash on hand for such redemption and the requirement to pay this amount would result in our having to borrow funds or raise additional capital. There can be no assurance that loans or additional capital would be available, if necessary, or that they would be available on terms acceptable to us.

Without the redemption, we believe that we have sufficient cash, along with projected cash to be generated by our business to support operations for at least the next 12 months.

Cash and Cash Equivalents

Our liquidity position remains strong, supported by approximately $47.9 million cash and cash equivalents as of March 31, 2009, representing an increase of 142.7% as compared to $19.7 million as of December 31, 2008. Cash generated from operations and financing activities fully supported the needs of our working capital, and capital investments in 2009. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash provided by operations totaled $27.6 million in the three months ended March 31, 2009, representing an increase of 868.6% as compared to $3.6 million cash used in operation in the same period of 2008. The major components of cash provided by operations are net earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash provided by operations increased by $31.2 million in the first quarter of 2009 as compared to the same period of 2008.

The following tables present our net cash flows for the three months ended March 31, 2009 and for the same period ended March 31, 2008.

	For the three months ended March 31,
US$ thousands	2009	2008
Cash provided by (used in) operating activities	$27,570	$(3,587)
Cash used in investing activities	$(20)	$(2,381)
Cash provided by financing activities	$650	$4,392

Cash flow from operating activities

Net cash provided by operating activities was $27.6 million for the three months ended March 31, 2009 as compared to net cash used in operations of $3.6 million in the same period ended March 31, 2008. An increase in net income, cash received from accounts receivable, increase in tax payable and customer deposits contributed to increased cash flows from operations. These increases to cash flow from operations were offset by increase in advances for inventory purchases, and a decrease in accounts payable.

Accounts Receivable

Our accounts receivable at March 31, 2009 decreased to $39.1 million from $51.5 million at December 31, 2008, representing a decrease of 24.1%. As a percentage of total sales, our accounts receivable decreased to 109.7% at March 31, 2009, as compared to that of 132.7% at March 31, 2008.  The decrease in our receivables reflects the Company’s effort to timely collect the accounts receivable.

Advances for inventory purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increased to $25.3 million at March 31, 2009, an increase of $3.3 million or 14.9%, from the $22.0 million recorded at December 31, 2008 as more orders of raw materials were placed for production due to increased demand of our products.

Cash used by investing activities

For the three months ended March 31, 2009, net cash used in investing activities decreased to $20,789 as compared to $2.4 million used for the same period ended March 31, 2008, representing a decrease of 99.1%. This decrease primarily resulted from no additional advances payments made for equipment and construction material purchase in the three months ended March 31, 2009, as compared to $2.3 million prepayment made in the same period of 2008. ..

Cash provided by financing activities

For the three months ended March 31, 2009, net cash provided by financing activities decreased to $0.6 million as compared to cash provided by financing of $4.4 million for the same period ended March 31, 2008, representing a decrease of 85.2%.  The decrease was primarily due to the fact that we did not conduct any equity and debt financing in the first quarter of 2009; However in the comparable period of 2008, we received net proceeds from bank loans in the amount of $7.0 million and our notes payable increased $2.3 million, reduced by the $4.9 million increase in restricted cash.

Related Party Transactions

The Company owed $214,588 and $596,023 to a stockholder as of March 31, 2009 and December 31, 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount due at 5.3% and 7.47% for the three months periods ended March 31, 2009 and 2008, respectively.  Total imputed interest recorded as additional paid-in capital amounted to $5,375 and $1,862 for the three months ended March 31, 2009 and 2008, respectively.

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

Accounts Receivable

Accounts receivable represents amounts due from customers for products sales and services. The Company grants credit to customers without collateral. Accounts receivable balance are considered past due if payment has not been received within the payment terms established on the sales contract or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. When the Company has exhausted all collection efforts, the receivable and any specific allowance is written off.  The Company’s current accounts receivables are outstanding for less than one year and the Company has not experienced any loss from uncollected accounts receivable. The Company believes all receivables are fully collectible and therefore did not reserve an allowance for doubtful account as of March 31, 2009.

Fair Value of Financial Instruments

FAS 107, “Disclosure about Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments.  FAS 157 “Fair Value Measurements”, adopted on January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

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

The financial statements of PRC subsidiaries are translated into United States dollars using period-end exchange rates ($0.14650 and $0.14670 at March 31, 2009 and December 31, 2008, respectively) as to assets and liabilities and weighted average exchange rates for the periods ($0.14651 and $0.13977 for the three months ended March 31, 2009 and 2008, respectively) as to revenue and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.   Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recently issued accounting pronouncements and adopted accounting

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Item 4. Controls and Procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuance of Common Stock to Investors in lieu of Cash Payment as Liquidated Damages

On April 3, 2009, the Company, entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummation on October 5, 2007 (the “Private Financing”).  The Amendment Agreement amends certain liquidated damages provisions of the Securities Purchase Agreement and the Registration Rights Agreement that the Company entered into with such investors in connection with the Private Financing, such that no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, and the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  Pursuant to the Amendment Agreement, as of the date of this report, the Company issued an aggregate of 47,854 shares of the Company’s common stock to the investors. Upon issuance, such shares of the Company’s common stock will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company intends to issue these shares in reliance on the exemption from registration provided by Regulation D. This current report on Form 8-K does not constitute an offer to sell, or a solicitation of an offer to buy, any security and shall not constitution an offer, solicitation or sale in any jurisdiction in which such offering would be unlawful.

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

RINO INTERNATIONAL CORPORATION

Date: May 15, 2009	BY:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.