Form 10-Q
period 2009-06-30
RINO International CORP
filed 2009-08-10
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	26-4551943
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on August 6, 2009, was 25,106,081.

RINO INTERNATIONAL CORPORATION

INDEX TO JUNE 30, 2009 FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,744,184	$19,741,982
Restricted cash	-	1,030,317
Notes receivable	1,348,884	2,157,957
Accounts receivable, trade, net of allowance for doubtful accounts of $205,588 and $0 as of June 30, 2009 and
December 31, 2008, respectively	73,019,821	51,503,245
Inventories	1,120,651	1,203,448
Advances for inventory purchase	15,645,759	21,981,669
Other current assets and prepaid expenses	648,240	517,847
Total current assets	143,527,539	98,136,465

PROPERTY, PLANT AND EQUIPMENT, NET	12,729,140	13,197,119

OTHER ASSETS
Prepaid expenses (non-current)	66,323	73,350
Advances for equipment and construction material purchase	5,543,399	5,550,966
Prepayment for land use right	457,667	458,292
Intangible assets, net	1,176,595	1,211,608
Total other assets	7,243,984	7,294,216

Total assets	$163,500,663	$118,627,800

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,985,670	$5,816,714
Short-term loan	30,765,000	8,802,000
Customer deposits	56,256	3,609,407
Liquidated damages payable	20,147	2,598,289
Other payables and accrued liabilities	415,544	746,267
Notes payable	88,340	-
Due to a stockholder	439,007	596,023
Tax Payable	11,091,981	5,062,901
Total current liabilities	47,861,945	27,231,601

Warrant Liabilities	3,288,906	-

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares
issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized,
none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 100,000,000 shares authorized,
25,090,438, shares and 25,040,000 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	2,509	2,504
Additional paid-in capital	25,105,124	25,924,007
Retained earnings	48,003,651	28,570,948
Statutory reserves	8,673,905	6,196,478
Accumulated other comprehensive income	6,084,304	6,221,943
Total shareholders' equity	87,869,493	66,915,880
Total liabilities and shareholders' equity	$163,500,663	$118,627,800

The accompanying notes are an integral part of these statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Contracts	$40,469,182	$32,187,128	$75,835,318	$48,484,873
Services	253,068	2,429,986	495,051	5,177,666
	40,722,250	34,617,114	76,330,369	53,662,539

COST OF REVENUE
Contracts	26,123,509	17,583,203	45,249,005	27,845,892
Services	268,912	1,589,775	592,830	2,492,169
Depreciation	162,260	162,481	370,327	320,256
	26,554,681	19,335,459	46,212,162	30,658,317

GROSS PROFIT	14,167,569	15,281,655	30,118,207	23,004,222

OPERATING EXPENSES
Selling, general and administrative expenses	4,116,479	3,638,586	7,487,203	6,332,596
Research and development	29,815	294,473	29,815	304,956
Stock compensation expense	9,263	5,832,960	9,263	5,832,960
TOTAL OPERATING EXPENSES	4,155,557	9,766,019	7,526,281	12,470,512

INCOME FROM OPERATIONS	10,012,012	5,515,636	22,591,926	10,533,710

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	3,871	(16,207)	(5,779)	42,843
Change in fair value of warrants	(1,833,745)	-	(1,810,134)	-
Interest income (expense), net	(72,974)	(112,062)	(191,933)	(168,840)
Gain on liquidated damage settlement	1,746,120	-	1,746,120	-
TOTAL OTHER EXPENSES, NET	(156,728)	(128,269)	(261,726)	(125,997)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,855,284	5,387,367	22,330,200	10,407,713

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	9,855,284	5,387,367	22,330,200	10,407,713

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(10,019)	1,452,688	(137,639)	3,715,593

COMPREHENSIVE INCOME	$9,845,265	$6,840,055	$22,192,561	$14,123,306

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,070,356	25,000,000	25,055,668	25,000,000
Diluted	25,076,940	25,183,285	25,055,668	25,175,890

EARNINGS PER SHARE:
Basic	$0.39	$0.22	$0.89	$0.42
Diluted	$0.39	$0.21	$0.89	$0.41

The accompanying notes are an integral part of these statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, January 1, 2008	25,000,000	$2,500	$8,221,663	$11,376,163	$2,109,539	$1,987,272	$23,697,137

Stock compensation expense-options issued			38,204				38,204
Stock compensation expense-shares placed in escrow			5,832,960				5,832,960
Imputed interest on advances from a shareholder			10,456				10,456
Net income				10,407,713			10,407,713
Allocation to statutory reserve				(2,252,601)	2,252,601		-
Foreign currency translation gain						3,715,593	3,715,593

BALANCE, June 30, 2008, unaudited	25,000,000	$2,500	$14,103,283	$19,531,275	$4,362,140	$5,702,865	$43,702,063

Stock compensation expense-shares placed in escrow			11,627,716				11,627,716
Imputed interest on advances from a shareholder			13,812				13,812
Shares issued for services	40,000	4	179,196				179,200
Net income				10,874,011			10,874,011
Allocation to statutory reserve				(1,834,338)	1,834,338		-
Foreign currency translation gain						519,078	519,078

BALANCE, December 31, 2008	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,070)			(1,478,772)
Shares issued to settle liquidated damage payable	48,438	5	216,999				217,004
Stock compensation expense -shares & options issued	2,000	-	9,263				9,263
Imputed interest on advances from a shareholder			13,557				13,557
Net income				22,330,200			22,330,200
Allocation to statutory reserve				(2,477,427)	2,477,427		-
Foreign currency translation gain						(137,639)	(137,639)

BALANCE, June 30, 2009, unaudited	25,090,438	$2,509	$25,105,124	$48,003,651	$8,673,905	$6,084,304	$87,869,493

The accompanying notes are an integral part of these statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,330,200	$10,407,713
Adjusted to reconcile net income to cash provided by
(used in)operating activities:
Depreciation	478,251	389,553
Amortization	33,377	32,300
Allowance for bad debt	205,687	-
Imputed interest	13,556	10,456
Amortization of long term prepaid expense	7,329	21,276
Stock compensation expense	9,263	5,871,164
(Gain) expense on liquidated damage penalty settlement	(1,746,120)	500,000
Change in fair value of warrants	1,810,134	-
Changes in operating assets and liabilities
Notes receivable	806,516	(1,456,847)
Accounts receivable	(21,802,792)	(14,715,707)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	2,923,610
Inventories	81,194	(1,291,373)
Advances for inventory purchase	6,308,955	(6,282,450)
Other current assets and prepaid expenses	(131,544)	153,165
Accounts payable	(823,508)	(559,222)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	122,498
Customer deposits	(3,549,925)	885,859
Other payables and accrued liabilities	(329,915)	(510)
Sales commission payable	-	781,273
Tax payable	6,038,867	(5,462,952)
Net cash provided by (used in) operating activities	9,739,525	(7,670,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,051)	(610,720)
Advances for construction materials and equipment purchases	-	(3,107,868)
Net cash used in investing activities	(28,051)	(3,718,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on due to shareholder	(824,808)	-
Proceeds from shareholder advances	668,449	670,386
Decrease (increase) of restricted cash	1,030,317	(3,964,579)
Proceeds from notes payable	88,382	2,375,971
Proceeds from short-term loan	21,985,500	7,092,000
Payment on liquidated damage penalty	(615,018)	-
Net cash provided by financing activities	22,332,822	6,173,778

EFFECT OF EXCHANGE RATE ON CASH	(42,094)	345,621

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,002,202	(4,869,383)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,741,982	7,390,631

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,744,184	$2,521,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$369,146	$213,381
Income taxes	$229,848	$5,158,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Shares issuance for liquidated damage penalty settlement	$217,004	$-

The accompanying notes are an integral part of these statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
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

JUNE 30, 2009
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

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of June 30, 2009 and December 31, 2008, the Company’s cash balances, totaling $51,491,968 and $19,744,139, respectively at those dates, were not covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 10 is accounted for as other current assets and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement and the Escrow Agreement.  As of June 30, 2009, all restricted has been lifted and cash in escrow account was accounted for as cash and cash equivalent.

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

Inventories

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventory is valued at the lower of cost or market value using weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.  There are no provisions for obsolete or slow moving inventories as of June 30, 2009 and December 31, 2008.

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

JUNE 30, 2009
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

The Company evaluates the carrying value of long-lived assets in accordance with FAS 144 “Accounting for Impairment or Disposal of Long Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes as of June 30, 2009, there were no impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of land use rights and patents. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Patent A and patent B are stated at cost, less accumulated amortization and are amortized over patent terms of 15 and 10 years, respectively.

Certain identifiable intangible assets are reviewed for impairment, at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. As of June 30, 2009, the Company expected these assets to be fully recoverable.

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

JUNE 30, 2009
(UNAUDITED)

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 to beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $3,288,906 and $1,455,160 on June 30, 2009 and March 31, 2009, respectively.  Therefore, the Company recognized a $1,833,746 loss and $1,810,134 loss from the change in fair value of derivative liability for the three and six months ended June 30, 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	4.27	4.76
Risk-free interest rate	2.23%	1.48%
Expected volatility	130.68%	138.91%

In light of the Company’s thin stock trading history, expected volatility is based on historical stock pricing data (adjusting for stock splits and dividends) of six publicly traded peer companies and the Company’s own data.  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends).  The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period.   The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009.

	Carrying Value at June 30, 2009	Fair Value Measurement at June 30, 2009
		Level 1	Level 2	Level 3
Warrant liability	3,288,906	-	-	3,288,906

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Derivative liability

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair values as a derivative liability. The change in the values of these instruments is shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative instrument.”

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of- completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

Services.  In addition to the Company’s specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements, numbering several hundred per year, are essentially piecework and are completed in usually less than one month. Accordingly, these heavy machinery contracts do not fall within the scope of SOP 81-1. Each machining engagement is governed by a separate contract, indicating existence of an arrangement.  Revenue is recognized when service is performed, which is usually concurrent with delivery to the customer, the contract price is set by contract, and collectability is reasonably assured. Accordingly, these revenues are recognized under Staff Accounting Bulletin No. 104.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
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

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the three months ended June 30, 2009 and 2008 amounted to $15,730 and $63,286, respectively.  Shipping and handling expenses included in selling expense for the six months ended June 30, 2009 and 2008 amounted to $148,013 and $167,561, respectively.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Income Taxes

The Company accounts for income taxes pursuant to SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period included the enactment date.

Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

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

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years following January 1, 2008 or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection industries. Entities in beneficial industries enjoy preferential tax treatment for 5 years with a two-year tax exempt period and thereafter, a three-year tax reduction period with 50% reduction in the income tax rates.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Before July 2007, Dalian Rino was qualified as a Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33%. Starting January 1, 2008, under new EIT law, Dalian Rino is subject to the new standard EIT rate of 25%

Dalian Innomind is in the environmental protection industry, which is qualified for the tax exemption for two years and a 50% reduction for the following three years. As a result, Dalian Innomind enjoys a 100% tax exemption for the years 2008 through 2009 and a 50% income tax reduction for the years 2010 through 2012.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The functional currency is the Chinese Renminbi (”RMB”). The Company’s PRC subsidiary and VIEs conduct business in RMB, and maintain their accounting records in RMB. Innomind maintains their accounting records in their local currency, Hong Kong Dollars.

The financial statements of PRC subsidiary and VIEs are translated into US dollars using period-end exchange rates ($0.14650 and $0.14670 at June 30, 2009 and December 31, 2008, respectively) as to assets and liabilities and weighted average exchange rates for the periods ($0.14657 and $0.14184 for the six months ended June 30 2009 and 2008, respectively) as to income and cash flow statement.  The equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. For the three months and six months ended June 30, 2009 and 2008, no material transaction gains and losses occurred.

In the PRC, RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through government authorized financial institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Reclassifications

Certain prior period amounts have been reclassified for consistent presentation. These reclassifications had no material effect on previously reported net income or cash flows.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable	$73,225,409	$51,503,245
Less: allowance for doubtful accounts	(205,588)	-
Accounts receivable, net of allowance	$73,019,821	$51,503,245

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2009 and for the year ended December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Beginning allowance for doubtful accounts	$-	$-
Additional charged to bad debt expense	205,687	-
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	(99)	-
Ending allowance for doubtful accounts	$205,588	$-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Retentions held by customers included in the Company’s accounts receivable are $8,769,930  and $13,227,203 as of June 30, 2009 and December 31, 2008, respectively.  These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project, generally 10% of the contract price.  Retention payments are generally collected within one year of the completion of the project.

NOTE 4 – INVENTORIES

Inventories consisted of the following raw material, work-in-process and supplies:

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw material	$198,024	$223,168
Work-in-process	864,412	921,985
Low cost consumption supplies	58,215	58,295
Total	$1,120,651	$1,203,448

For the three and six months ended June 30, 2009 and 2008, no provision for obsolete inventories was recorded by the Company.

NOTE 5 – NOTES RECEIVABLE

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.  The Company had $1,348,884 and $2,157,957 outstanding as of June 30, 2009 and December 31, 2008, respectively.

NOTE 6 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize revenue.  As of June 30, 2009 and December 31, 2008, there were no costs and estimated earnings in excess of billings on uncompleted contracts.

As of June 30, 2009 and December 31, 2008, total costs amounted to $26,708,937 and $4,648,357, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

As of June 30, 2009 and December 31, 2008, total estimated earnings amounted to $20,337,347 and $3,856,481, respectively.

NOTE 7 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized. As of June 30, 2009 and December 31, 2008, there were no billings in excess of revenues recognized on uncompleted contracts.

As of June 30, 2009 and December 31, 2008, total billings amounted to $47,046,284, and $8,504,838, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property, plant and equipment at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)
Buildings	$3,931,408	$3,936,775
Equipment and machinery	9,495,502	9,508,465
Motor Vehicles	1,645,269	1,647,515
Furniture and office equipment	435,393	407,912
Construction in progress	6,758	6,768
Total	15,514,330	15,507,435
Less: accumulated depreciation	2,785,190	2,310,316
Property, plant and equipment, net	$12,729,140	$13,197,119

Depreciation expense for the three months ended June 30, 2009 and 2008 was $221,917 and $199,174, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $478,251 and $389,553, respectively. For the three months and six months ended June 30, 2009 and 2008, no interest was capitalized into construction in progress.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

NOTE 9 – INTANGIBLE ASSETS, NET

The following is a summary of intangible assets:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Land use rights	$650,248	$651,136
Patents and licenses	732,500	733,500
	1,382,748	1,384,636
Less: accumulated amortization	206,153	173,028
Intangibles, net	$1,176,595	$1,211,608

Amortization expense for the three months ended June 30, 2009 and 2008 amounted to $16,695 and $16,386, respectively.  Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $33,377 and $32,300, respectively.  The estimated aggregate amortization expenses for each of the five succeeding years ended are as the following:

Period Ended	Estimated Amortization Expense
Six months ending December 31, 2010	$33,361
Year ending December 31, 2011	66,722
Year ending December 31, 2012	66,722
Year ending December 31, 2013	66,722
Year ending December 31, 2014	66,722
Thereafter	$876,346

As of June 30, 2009, the Company prepaid $457,667 for purchase of land use rights and the Company had not obtained the title to the land use right, therefore the amount has been recorded as a prepayment for land use right in other assets.

NOTE 10 – LIQUIDATED DAMAGES PAYABLE

Registration Rights

Pursuant to the Registration Rights Agreement, entered into by and among the Company and a group of accredited investors (“Registration Rights Agreement”) on September 27, 2007, the Company was obligated to make efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) to be declared effective by the SEC on or before March 3, 2008. After March 3, 2008 and for each 30 calendar day period thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, subject to a cap of 10% of total funds raised, or total liquidated damages of $2,443,532.  On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. The registration statement has been declared effective on October 2, 2008. Accordingly, the total liquidated damages the Company recorded for failing to meet the filing deadline as required by Registration Rights Agreement amounted to $1,971,116.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Independent Directors

Pursuant to the Securities Purchase Agreement, entered into by and among the Company and a group of accredited investors (the “Securities Purchase Agreement”) on September 27, 2007, the Company’s Board of Directors must consist of a minimum of 5 members, a majority of whom must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement. Failing to comply with this requirement, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, for each month or part of a month, pro rata, in which independent directors do not constitute a majority of the 5-member board.

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital in accordance with the provisions of FSP EITF 00-19-2. This amount accrued is based on the penalties due between December 8, 2007 and April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore amounted to $627,173 based on the Securities Purchase Agreement.

Settlement of Liquidated Damages

As amendment to the Securities Purchase Agreement and the Registration Rights Agreement, on April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummation on October 5, 2007.  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement, respectively, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares the Company’s common stock of up to 192,045 shares, or at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors), each as provided in the Amendment Agreement, and (iii) the Escrow Agreement to reflect the amendments made to the Securities Purchase Agreement with regard to the distribution of the Board Holdback Escrow Amount.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  As of June 30, 2009, the Company paid $615,018 to shareholders who elected to receive cash and issued 48,438 shares of common stocks to shareholders who elected to receive shares of the Company’s common stock.  $1,746,120 of liquidated damage payable (as described above in this Note 10) that was forgiven was recognized as other income.  The maximum unpaid liquidated damage payable at June 30, 2009 amounted to $20,147.

NOTE 11 – SHORT-TERM LOANS

Short term bank loans consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Due to Shanghai Pudong Development Bank interest at 5.31%, due in December 2009, secured by certain buildings, equipment, and land use rights	$8,790,000	$8,802,000

Due to Shanghai Pudong Development Bank interest at 4.37%, in November 2009, secured by the Company’s bank deposit	$21,975,000	$-

Total	$30,765,000	$8,802,000

Total interest expense on the bank loans for the three months ended June 30, 2009 and 2008 amounted to $253,729 and $146,704, respectively.  Total interest expense on the bank loans for the six months ended June 30, 2009 and 2008 amounted to $369,146 and $225,408, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

NOTE 12 – INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

The Company was incorporated in the United States and has incurred a net operating loss for income tax purpose for the six months ended June 30, 2009. The Company had loss carry forwards of approximately $235,000 and $223,726 as of June 30, 2009 and December 31, 2008, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028.

Management believes that the realization of the benefits from the loss carryforward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at June 30, 2009 and December 31, 2008 was $80,000 nd $76,000 The net change in the valuation allowance was an increase of $4,000.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 69,323,421 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

As part of the agreements entered into in connection with the Purchase Agreement between Dalian Rino and Dalian Innomind, Dalian Rino and its shareholders agreed to entrust the operations and management of the Business to Dilian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee, which resulted in no income tax provision for Daliann Rino.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Dalian Innomind is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years.  No provision for income tax was made for three and six months ended June 30, 2009 and 2008.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2009 and 2008:

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

VAT on sales and VAT on purchases amounted to $12,376,832 and $9,948,262 for the three months ended June 30, 2009 and $10,673,689 and $8,017,526 for the three months ended June 30, 2008, respectively. VAT on sales and VAT on purchases amounted to $23,938,124 and $18,807,298 for the six months ended June 30, 2009 and $15,730,506 and $11,367,453 for the six months ended June 30, 2008, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of June 30, 2009 and December 31, 2008, the VAT payable amounted to $10,446,139 and $4,186,822, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company owed $439,007 and $596,023 to a stockholder as of June 30, 2009 and December 31, 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. The ultimate manner of settlement will be in cash. Imputed interest is charged per annum on the amount due at approximately 5.24% and 7.47% for the six months period ended June 30, 2009 and 2008, respectively. Total imputed interest recorded as additional paid-in capital amounted to $13,557 and $10,456 for the six months periods ended June 30, 2009 and 2008, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

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

NOTE 15 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.  As of June 30, 2009 and December 31, 2008, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $5,286,461 and $7,773,303, respectively.

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

JUNE 30, 2009
(UNAUDITED)

Common Stock and Warrants

Issuance of Common Stock in Private Placement

In connection with the private placement, 250,000 shares of common stock were issued to a consultant for advisory services. This expense is recorded as additional paid-in capital in the accompanying financial statements.

In connection with the private placement and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated October 5, 2007 by and between the Company and a placement agent, as amended, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issue. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This expense is recorded as additional paid-in capital in the accompanying financial statements.

The warrants issued to the placement agent, initially qualified as permanent equity under EITF 00-19, the value of such warrants has created offsetting debit and credit entries to additional paid-in capital.

Effective January 1, 2009, the adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  As a result of adopting EITF 07-5, 382,500 warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three and six months ended June 30, 2009 is provided elsewhere in this footnote and in Note 2.

Liquidated damage payable settlement

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  As of June 30, 2009, the Company issued 48,438 shares of common stocks for a total $217,004 to shareholders who elected to receive shares of the Company’s common stock.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:
Number of Shares
Outstanding as of January 1, 2008	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009 (Unaudited)	382,500

Following is a summary of the status of warrants outstanding at June 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$5.376	382,500	4.27 years	$5.376	382,500	4.27 years
Total	382,500			382,500

Stock Options

On June 30, 2009, pursuant to an employment agreement by and between the Company and Yi (Jenny) Liu, the Company granted to Yi (Jenny) Liu, the Chief Financial Officer, a non-qualified stock option to purchase 50,000 shares of its Common Stock at an exercise price of $6.15 per share, vesting in 3 equal annual installments beginning on June 30, 2010, with a term life of five years.

The fair values of stock options granted to the executive were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	3.3 yrs	121.7%	0%	1.64%	$9.80

Volatility: In light of the Company’s thin stock trading history, expected volatility is based on historical stock pricing data (adjusting for stock splits and dividends) of six publicly traded peer companies and the Company’s own data.  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends).  The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period.    The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Dividend Yield: The expected dividend yield is zero. The Company has not paid a cash dividend and does not anticipate paying cash dividends in the foreseeable future.

Risk Free Rate: Risk-free interest rate of 1.64% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

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

The 50,000 options granted in 2009 had fair value of approximately $397,222. The Company recognized $303 of compensation expense in general and administrative expenses for the three months and six months ended June 30, 2009.

As of June 30, 2009, the total compensation cost related to stock options not yet recognized was $396,919 and will be recognized over the weighted average life of 3 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	-	$-	-
Granted	50,000	6.15	182,500
Forfeited
Exercised
Balance, June 30, 2009 (Unaudited)	50,000	$6.15	182,500

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.15	50,000	5.00	$-	-	-
Total	50,000			-

Issuance of Common Stock to Chairman of Audit Committee

On May 13, 2009, the Company issued 2,000 shares of common stock to the chairman of the Audit Committee for his service provided based upon the agreement dated April 4, 2008. The shares were valued at $4.48, yielding an aggregate fair value of total $8,960. This expense was recorded as stock compensation expense.

NOTE 16 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended June 30, 2009 and 2008:

	2009	2008
Net income	$9,855,284	$5,387,367
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$9,855,284	$5,387,367

Weighted average number of common stock – Basic	25,070,356	25,000,000
Effect of dilutive securities:
Warrants	6,584	183,285
Weighted average number of common stock – Diluted	25,076,940	25,183,285
Earnings per share:
Basic	$0.39	$0.22
Diluted	$0.39	$0.21

The following demonstrates the calculation for earnings per share for the six months ended June 30, 2009 and 2008:

	2009	2008
Net income	$22,330,200	$10,407,713
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$22,330,200	$10,407,713

Weighted average number of common stock – Basic	25,055,668	25,000,000
Effect of dilutive securities:
Warrants	-	175,890
Weighted average number of common stock – Diluted	25,055,668	25,175,890
Earnings per share:
Basic	$0.89	$0.42
Diluted	$0.89	$0.41

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

NOTE 17 – CONCENTRATIONS AND RISKS

Customers

During the three months ended June 30, 2009, three customers accounted for 44% of the Company’s total sales, and accounts receivable from those three customers totaled $13,946,800 and $0 as of June 30, 2009 and December 31, 2008, respectively.

During the three months ended June 30, 2008, five customers accounted for 45% of the Company’s total sales.

During the six months ended June 30, 2009, four customers accounted for 44% of the Company’s total sales, and accounts receivable from those four customers totaled $23,199,447 and $0 as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2008, five customers accounted for 47% of the Company’s total sales.

Suppliers

Two major suppliers provided approximately 100% of the Company’s purchases of raw materials for the three months ended June 30, 2009. The same two major suppliers provided approximately 98% of the Company’s purchases of raw materials for the six months ended June 30, 2009 and the amount of advance to these suppliers as of June 30, 2009 and December 31, 2008 were $14,904,902 and $21,376,932, respectively.

Two major suppliers provided approximately 100% of the Company’s purchases of raw materials for the three months ended June 30, 2009. The same two major suppliers provided approximately 100% of the Company’s purchases of raw materials for the six months ended June 30, 2009.

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

JUNE 30, 2009
(UNAUDITED)

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $30,436 and $123 for the three months ended June 30, 2009 and 2008, respectively.  The total provisions and contributions made for such employee benefits were $57,057 and $913 for the six months ended June 30, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of June 30, 2009 and December 31, 2008, the Company had firm purchase commitments for capital projects in progress of $5,184,635 and $10,594,674 respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS JADE MOUNTAIN CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

NOTE 19 – SUBSEQUENT EVENT

In July 2009, the Board of Directors of the Company adopted RINO International Corporation 2009 Stock Incentive Plan (the “Plan”) to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders.  The aggregate number of shares of our common stock that may be issued under the Plan is 2,500,000 shares, subject to adjustment under the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation and its direct and indirect subsidiaries and controlled affiliates (collectively, the “Company”), may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of the Company. Such “forward-looking statements” include, but are not limited to, statements concerning the operations, performance, financial condition and growth of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under Item 1.A. of Part I of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2008  and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind”), organized under the laws of the British Virgin Islands and a wholly-owned subsidiary of RINO International Corporation, Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), organized under the laws of the People’s Republic of China (the “PRC”) and a wholly-owned subsidiary of Innomind, Dalian RINO Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”), organized under the laws of the PRC and a contractually controlled affiliate of Dalian Innomind,  and Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) and Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”), each organized under the laws of the PRC.

Company Overview

We are engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry.  Our customers are large, state-owned iron and steel companies. Our business operations are conducted throughout China.

Following the expansion of China’s economy and growth in the size of the manufacturing sector particularly China’s iron and steel industry, the total volume of waterborne and airborne industrial waste and pollution has grown significantly.  As a consequence, corporations face increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. Consequently, despite the recent global financial crisis, our revenues, gross profit, income from operations and net income continue to grow across our major product lines.  During the six months ended June 30, 2009, our revenues reached $76.3 million, representing an increase of 42.2% from the total revenues of $53.7 million for the same period ended June 30, 2008. Our gross profit increased from $23.0 million for the six months ended June 30, 2008 to $30.1 million for the same period ended June 30, 2009, representing an increase of 30.9%.  Our income from operations reached $22.6 million for the six months ended June 30, 2009 from $10.5 million for the same period ended June 30, 2008, representing an increase of 114.5%.  Our net income for the six month period ended June 30, 2009 grew to $22.3 million from $10.4 million for the same period ended June 30, 2008, representing an increase of 114.6%.

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

In November 2008, we successfully developed a new sludge treatment system through cooperation with the Dalian University of Technology. The new sludge treatment system can be used to treat sludge generated by municipal wastewater treatment processes, industrial sludge generated by the chemical industry and oil sludge generated by the oil industry. We estimate that there is a market of approximately $28.8 billion for the treatment of sludge generated by various municipal wastewater and industrial processing systems in the PRC market.

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

Recent Developments

Appointment of new Chief Financial Officer

Effective June 30, 2009, the Company’s Board of Directors approved the appointment of Yi (Jenny) Liu as its Chief Financial Officer.  Pursuant to an employment agreement dated June 30, 2009, Yi (Jenny) Liu is employed by the Company as its Chief Financial Officer for a term of 3 years at a monthly salary of $10,000. In addition, Ms. Liu will be granted 50,000 options to purchase the Company’s common stock at an exercise price of $6.15 per share, vesting in 3 annual installments beginning on June 30, 2010. Under the agreement, Ms. Liu is entitled to 4-weeks of paid vacation per year. Such options will expire on the 5th anniversary date of their grant.  The agreement is terminable on 30 day’s notice, and contains non-competition and non-disclosure covenants.

Waiver and Reduction of Liquidated Damages

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummation on October 5, 2007 (the “Private Financing”).  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement that the Company entered into with the investors in the Private Financing, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).  Pursuant to the Amendment Agreement, as of June 30, 2009, the Company paid an aggregate of $615,018 to shareholders who elected to receive cash and issued an aggregate of 48,438 shares of the Company’s common stocks to shareholders who elected to receive shares of the Company’s common stock.

Listing on the Nasdaq Global Market

On July 13, 2009, our common stock, par value of $0.0001 per share (“Common Stock”), started trading under the symbol "RINO" on the Nasdaq Global Market.

Adoption of 2009 RINO International Stock Incentive Plan

In July 2009, the Board of Directors of the Company adopted RINO International Corporation 2009 Stock Incentive Plan (the “Plan”) to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders.

The aggregate number of shares of our common stock that may be issued under the Plan is 2,500,000 shares, subject to adjustment under the Plan.

Qualified to Do Business in California

The Company is a corporation organized and existing under the laws of Nevada.  Effective June 23, 2009, the Company complied with the requirements of California law and is now qualified and authorized to transact intrastate business in the State of California.  The purpose of the California office is to provide improved communications and administrative support of Dalian RINO, as well as research and development of US business opportunities as they arise. The development of the California office provides an the Company excellent vehicle to survey the US markets for corporate growth and technology acquisition opportunities.
Recent policy guideline on FGD set agenda for implementation through 2011.

On July 31, 2009, China’s Ministry of Industry and Information Technology (MIIT) released the“Iron and Steel Industry Flue Gas Desulphurization Implementation Guideline,” as a supplement to the iron and steel industry stimulus released earlier in 2009. The guideline sets forth a detailed agenda for stringent control in industrial pollutions, primarily sulfur dioxide. Specifically, the guideline mandates the addition of new sintering desulphurization equipment with total coverage area of 15,800 square meters and new capacity of 200,000 tons by 2011. Detailed progress reports are required for submission in February every year.

The new policy carries important implications for RINO’s business as it prioritizes the steel sinter FGD as a priority environmental project, sets specific desulphurization targets, and enables both the central and local governments to provide priority funding for the installation of FGD equipment, while offering further support for domestic based technology.  The government plan calls for the number of sinters to be equipped with FGD systems to double annually through 2011. Specifically, the government aims to install FGD for an additional 15,800m2 of sintering bed capacity with a total of 200,000 tons of annual desulphurization capacity. To support adoption, the government will encourage the build-out through BOT (build-operate-transfer) ownership structures which would allow the financier to operate the system for up to 20 years and then transfer ownership to the steel producer. The government will increase its ongoing inspection of SO2 emission by steel companies and plans to install on-line, real time monitoring devices to ensure compliance.

Results of Operations

Three Months Ended June 30, 2009 And June 30, 2008.

Results of Operations

Net Sales

Net sales increased by $6.1 million to $40.7 million or an increase of 17.6% for the three months ended June 30, 2009, as compared to the net sales of $34.6 million for the three months ended June 30, 2008. Such increase was due to continued growth in demand across our three major product lines in 2009. Since June 2008, the Chinese government tightened gas emission control and all coal-fired sinters are required to have desulphurization equipment installed.  The breakdown of the revenue growth is as follows:

	For the three months ended June 30,
	2009		2008
	Net Sales (in thousand)	% to Total	Net Sales (in thousand)	% to Total	% Increase
Wastewater treatment equipment	$9,258	22.7%	$6,035	17.5%	53.4%
Flue gas desulphurization	30,083	73.9%	25,000	72.2%	20.3%
Anti-oxidation equipment and coatings	1,128	2.8%	1,153	3.3%	-2.2%

Machining services	253	0.6%	2,429	7.0%	-89.6%
Total Net Sales	$40,722	100.0%	$34,617	100.0%	17.6%

The revenues generated from our Lamella Wastewater System increased 53.4% to $9.3 million for the three months ended June 30, 2009, as compared to $6.0 million for the three months ended June 30, 2008.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by more than 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. For the three months ended June 30, 2009, we recorded revenues of $30.1 million, as compared to revenues of $25.0 million for the three months ended June 30, 2008, representing an increase of 20.3%. The increase was mainly attributable  to substantial increase in the numbers of the contracts and size of the contracts.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. For the three months ended June 30, 2009, we recorded revenues of $1.1 million for anti-oxidation equipment and related coatings sales, as compared to revenues of $1.2 million for the three months ended June 30, 2008, representing a decrease of 2.2%. Despite our increased pricing for Anti-Oxidation contracts and demand, the size of the contracts were relatively small, which contributed to the decrease in revenue for the three months ended June 30, 2009.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the three months ended June 30, 2009, revenues accounted for 0.6% of the total revenue as compared to 7.0% for the corresponding period in 2008, reflecting a higher level of our own production and reduced level of contractual work.

Cost of Sales

The cost of sales for the three months ended June 30, 2009 increased by $7.2 million to $26.6 million from $19.3 million for the three months ended June 30, 2008, representing an increase of 37.3%.  The increase was largely due to increased sales. As a percentage of sales, the cost of sales increased to 65.2% for the three months ended June 30, 2009 compared to 55.9% for the same period of 2008.  The breakdown of the cost of sales is as follows:

	For the three months ended June 30,
	2009		2008
	Total (in thousand)	% of Sales	Total (in thousand)	% of Sales
Revenues
Contracts	$40,469		$32,187
Machining Services	253		2,430
Cost of Sales
Contracts	$26,286	65.0%	$17,746	55.1%
Machining Services	269	106.3%	1,590	65.4%

Gross Profit	$14,167		$15,281

Following the growing in our business, our capacity in terms of production and installation directly impacted how we operate and can change from period to period, depending on demand level, production efficiency, size of the contracts and location of the contractors. When the capacity is approaching to peak level through increased demand, we tend to outsource certain contracts or products, and consequently resulted in higher cost and lower profit margin.  During the six months ended June 30, 2009, the outsource capacity was the main cause for 9.9% increase in cost of contract sales as percentage of total contract sales.

Operating Expense

Operating expenses for the three months ended June 30, 2009 decreased to $4.2 million from $9.8 million for the same period ended June 30, 2008, representing a decrease of 57.4%. The $5.6 million decrease in our operating expenses was largely the result of (i) a decrease of $5.8 million charge for stock compensation expense related to the 2008 earnings target or “Make Good” provision pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on October 5, 2007 and (ii) a decrease of $0.3 million in R&D expenses.  This was offset by a $0.2 million increase in commission expenses which is in line with our increase in revenue, and a $0.2 million reserve made for allowance for bad debts.

Compensation expenses related “Make Good Escrow Shares”

According to the Securities Purchase Agreement, a total of 5,580,000 shares of our common stock beneficially owned by our founders Mr. Zou Dejun and his wife, Ms. Qiu Jianping, through the Innomind Trust, were subject to escrow in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional Common Stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income for the fiscal year ended December 31, 2007, and $28,000,000 in after-tax net income for the fiscal year ending December 31, 2008.  The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the company’s management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. Based on the performance for the year ended December 31, 2008, the Company achieved the 2008 after-tax net income target. Therefore, the Company accrued $17.5 million of compensation expense for the year ended December 31, 2008. The Company allocated one-third of that amount to selling, general and administration expenses in the second quarter of 2008.  There were no such compensation expenses recorded for the three months ended June 30, 2009.

Other Expense, net

Other Expense, net, for three months ended June 30, 2009 increased by $28,459 to $156,728 from $128,269 in 2008. The increase in other expenses, net, was mainly due to (i) an increase in other losses in the amount of $1,833,745 as result of adoption of new accounting pronouncement EITF 07-5; and offset by (ii) a gain on a liquidated damages settlement in the amount of $1,746,120 and (iii) a $0.04 million increase in interest income, net.  The interest income increased by $0.16 million as the result of a higher interest rate on the Company’s cash term deposit.  This was offset during the three months ended June 30, 2009, by a $0.12 million increase in interest expenses as the result of an increased bank loan.  The net change in interest expenses appeared to be immaterial.

Six Months Ended June 30, 2009 And June 30, 2008.

Results of Operations

Net Sales

Net sales increased by $22.7 million to $76.3 million or an increase of 42.2% for the six months ended June 30, 2009, as compared to $53.7 million net sales for the six months ended June 30, 2008. Such increase was due to continued growth in demand across our three major product lines in 2009.  The breakdown of the revenue growth is as follows:

	For the six months ended June 30,
	2009		2008
	Net Sales (in thousand)	% to Total	Net Sales (in thousand)	% to Total	% Increase
Wastewater treatment equipment	$16,496	21.6%	$8,213	15.3%	100.9%
Flue gas desulphurization	55,787	73.1%	37,471	69.8%	48.9%
Anti-oxidation equipment and coatings	3,552	4.7%	2,801	5.2%	26.8%
Machining services	495	0.6%	5,178	9.7%	-90.4%
Total Net Sales	$76,330	100.0%	$53,663	100.0%	42.2%

Demand for our Lamella Wastewater System, increased 100.9% to $16.5 million for the six months ended June 30, 2009, as compared with $8.2 million for the six months ended June 30, 2008.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by more than 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. For the six months ended June 30, 2009, we recorded revenues of $55.8 million, as compared to revenues of $37.5 million for the six months ended June 30, 2008, representing an increase of 48.9%.  The increase was primarily due to the fact that majority of the new contracts were started in January and February and were substantially completed as of June 30, 2009 as the normal duration for each contracts varied from three to eight months.  For the six months ended June 30, 2008, contracts starting date spreaded from January to May, with substantial lower percentage of completion for contracts started late, and consequently resulted in lower sales recognized.  The overall increase of the size of the projects was also a contributing factor for the increase of the revenue.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. For the six months ended June 30, 2009, we recorded revenues of $3.6 million for anti-oxidation equipment and related coatings sales, as compared to revenues of $2.8 million for the six months ended June 30, 2008, representing an increase of 26.8%. The increase in revenues largely reflects our increased pricing and demand as the value of the anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the six months ended June 30, 2009, revenues accounted for 0.6% of the total revenue as compared to 9.7% for the corresponding period in 2008, reflecting a higher level of our own production and reduced level of contractual work.

Cost of Sales

The cost of sales for the six months ended June 30, 2009 increased by $15.5 million to $46.2 million from $30.7 million for the six months ended June 30, 2008, representing an increase of 50.7%.  The increase was largely due to increased sales. As a percentage of sales, the cost of sales increased to 60.2% for the six months ended June 30, 2009 compared to 58.1% for the same period of 2008.  The breakdown of the cost of sales is as follows:

	For the six months ended June 30,
	2009		2008
	Total (in thousand)	% of Sales	Total (in thousand)	% of Sales
Revenues
Contracts	$75,835		$48,485
Machining Services	495		5,178
Cost of Sales
Contracts	$45,619	60.2%	$28,166	58.1%
Machining Services	593	119.8%	2,492	48.1%
Gross Profit	$30,118		$23,005

Following the growing in our business, our capacity in terms of production and installation directly impacted how we operate and can change from period to period, depending on demand level, production efficiency, size of the contracts and location of the contractors. When the capacity is approaching to peak level through increased demand, we tend to outsource certain contracts or products, and consequently resulted in higher cost and lower profit margin.  During the six months ended June 30, 2009, the outsource capacity was the main cause for 2.1% increase in cost of contract sales as percentage of total contract sales.

Operating Expense

Operating expenses for the six months ended June 30, 2009 decreased to $7.5 million from $12.5 million for the same period ended June 30, 2008, representing a decrease of 39.6%. The $5.0 million decrease in our operating expenses was largely a result of (i) decrease of $5.8 million charge for stock compensation expense related to the 2008 earnings target or “Make Good” provision pursuant to Agreement entered in October 2007, (ii) $0.5 million decrease in liquidated damages expenses; (iii) decrease of 0.3 million in R&D expenses; and offset by (iv) $1.3 million increase in commission expenses which is in line with our increase in revenue; and (v) $0.2 million reserved for allowance for bad debts.

Compensation expenses related “Make Good Escrow Shares”

See the discussion above regarding the results of operations for three months ended June 30, 2009 and June 30, 2008, under the caption “Compensation expenses related “Make Good Escrow Shares”.

Liquidated Damages Expenses

In connection with the consummation of the Private Financing, and pursuant to the Registration Rights Agreement entered into between the Company and a group of accredited investors (the “Registration Rights Agreement”) on October 5, 2007, we are required to register for resale shares of our common stock issued to the investors and cause the registration statement to be declared effective by the SEC on or before March 3, 2008. In addition, under the Securities Purchase Agreement dated October 5, 2007, by and among the Company and such investors, we are required to appoint a 5 member board and a majority of the board members must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement.  The Securities Purchase Agreement requires us to pay liquidated damages to the investors if we do not timely comply with these requirements.  We were late in complying with both requirements. As a result, we accrued liquidated damages on both accounts in the aggregate amount of $0.5 million in the first half of 2008.

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the Private Financing.  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement, respectively, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).  Pursuant to the Amendment Agreement, as of June 30, 2009, the Company paid an aggregate of $615,018 to shareholders who elected to receive cash and issued an aggregate of 48,438 shares of the Company’s common stocks to shareholders who elected to receive shares of the Company’s common stock.

Other Expense, net

Other Expense, net, for the six months ended June 30, 2009 increase by $135,729 to $261,726 from $125,997 in 2008. The increase in other expenses, net, was mainly due to an increase in other losses in the amount of $1,810,134 as result of adoption of new accounting pronouncement EITF 07-5 and an increase of $0.02 million interest expense, net.  This was offset by (iii) a gain on the liquidated damages settlement in the amount of $1,746,120 as a result of the Amendment Agreement.  The interest income increased $0.14 million and was the result of the increased interest rate on the Company’s cash term deposits.  The Company also obtained an additional loan in the amount of $22 million, which resulted in an increase in interest expenses of $0.16 million.  The net change in interest expenses appeared to be immaterial.

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

In connection with the Securities Purchase Agreement, we agreed to a provision which provides that in the event that the legal structure of our Company is challenged by Chinese authorities and we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the Chinese government’s action, then we are required to redeem the investors’ common stock for $24.4 million. Consequently, this amount has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. While we believe that the possibility of such redemption is remote, we may not continuously hold adequate cash on hand for such redemption and the requirement to pay this amount would result in our having to borrow funds or raise additional capital. There can be no assurance that loans or additional capital would be available, if necessary, or that they would be available on terms acceptable to us.

Without the redemption, we believe that we have sufficient cash, along with projected cash to be generated by our business to support operations for at least the next 12 months.

Cash and Cash Equivalents

Our liquidity position remains strong, supported by approximately $51.7 million cash and cash equivalents as of June 30, 2009, representing an increase of 162.1% as compared to $19.7 million as of December 31, 2008. Cash generated from operations and financing activities fully supported the needs of our working capital, and capital investments in 2009. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash provided by operations totaled $9.7 million in the six months ended June 30, 2009, representing an increase of 227.0% as compared to $7.7 million cash used in operations in the same period of 2008. The major components of cash provided by operations are net earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash provided by operations increased by $17.4 million in the six months ended June 30, 2009 as compared to the same period of 2008.

The following tables present our net cash flows for the six months ended June 30, 2009 and for the same period ended June 30, 2008.

	For the six months ended June 30,
US$ thousands	2009	2008
Cash provided by (used in) operating activities	$9,740	$(7,670)
Cash provided by (used in) investing activities	$(28)	$(3,719)
Cash provided by (used in) financing activities	$22,333	$6,174

Cash flow from operating activities

Net cash provided by operating activities was $9.7 million for the six months ended June 30, 2009 as compared to net cash used in operations of $7.7 million in the same period ended June 30, 2008. An increase in net income, decrease in advances for inventory purchases and increase in tax payable contributed to increased cash flows from operations. These increases to cash flow from operations were offset by an increase in accounts receivable and a decrease in customer deposits.

Accounts Receivable

Our accounts receivable at June 30, 2009 increased to $73.02 million from $51.5 million at December 31, 2008, representing an increase of 42.2%. As a percentage of total sales, our accounts receivable increased to 48.0% (as a percentage of total annualized sales) at June 30, 2009, as compared to that of 37% at December 31, 2008.  The increase was mainly due to the fact that most of the accounts receivable represented either newly completed contracts or ongoing contracts, with aging less than its historical accounts receivable turnover period.  Approximately 41% of the accounts receivables are related to contracts started in 2009 and are still ongoing as of June 30, 2009 and 30% of the accounts receivable are related to the contracts that were just completed.

The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Allowance for bad debts amounted to $205,588 and $0 as of June 30, 2009 and December 31, 2008, respectively.

Cash used by investing activities

For the six months ended June 30, 2009, net cash used in investing activities decreased to $28,051 as compared to $3.7 million used for the same period ended June 30, 2008, representing a decrease of 99.2%. This decrease primarily resulted from no additional advances payments made for equipment and construction material purchase in the six months ended June 30, 2009, as compared to $3.1 million prepayment made in the same period of 2008.

Cash provided by financing activities

For the six months ended June 30, 2009, net cash provided by financing activities increased to $22.3 million as compared to cash provided by financing of $6.2 million for the same period ended June 30, 2008, representing an increase of 261.8%.  The increase was primarily due to the additional bank loan received in the amount of $22.0 million for the six months ended June 30, 2009.

Related Party Transactions

The Company owed $439,007 and $596,023 to a stockholder as of June 30, 2009 and December 31, 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount due at 5% and 8% for the six months periods ended June 30, 2009 and 2008, respectively.  Total imputed interest recorded as additional paid-in capital amounted to $13,557 and $10,456 for the six months ended June 30, 2009 and 2008, respectively.

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

Inventories

Inventory consists of raw materials and low cost consumption supplies used in the manufacturing process. Inventory is valued at the lower of cost or market value using a weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.

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

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123(R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).  Stock compensation for stock granted to non-employees is determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Foreign Currency Translation

The Company and Innomind maintain their accounting records in their functional currency in United States dollars and Hong Kong Dollars, respectively, whereas the Company’s PRC subsidiaries maintain their accounting records in their functional currency, Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

The financial statements of PRC subsidiaries are translated into United States dollars using period-end exchange rates ($0.14650 and $0.14670 at June 30, 2009 and December 31, 2008, respectively) as to assets and liabilities and weighted average exchange rates for the periods ($0.14657 and $0.14184 for the six months ended June 30, 2009 and 2008, respectively) as to revenue and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

Changes in internal control over financial reporting

In the fiscal quarter ended June 30, 2009, the Company has taken the following steps to remediate the material weaknesses that we identified and described in our Annual Report on Form 10-K for the fiscal year ended on December 31, 2008:

• Effective June 30, 2009, the Company’s Board of Directors approved the appointment of Yi (Jenny) Liu as its Chief Financial Officer.

• In the fiscal quarter ended June 30, 2009, the Company engaged PricewaterhouseCoopers as the Company SOX 404 compliance consultants.

• The Company instituted formal contract review process to establish and document the revenue recognition events and methodology at the inception of revenue generating contracts.

• The Company delivered training on revenue recognition principles and budgeting to sales and operational members of our divisions.

Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management believes that the actions described above will remediate the material weaknesses we have identified in our Annual Report on Form 10-K for the fiscal year ended on December 31, 2008 and strengthen our internal control over financial reporting. We expect the material weakness will be remediated prior to December 31, 2009. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

 A company's "internal control over financial reporting" is a process designed by, or under the supervision of, a company's principal executive and principal financial officers, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect 100% of all errors and fraud that may occur. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Acquisition of Innomind

In a share exchange transaction that was signed on October 3, 2007 and closed on October 5, 2007 (the “Share Exchange”), the Company acquired Innomind, and through that acquisition also acquired Innomind’s wholly-owned subsidiary, Dalian Innomind, as well as some of the assets and the business of Dalian Innomind’s PRC affiliate, RINO. In the Share Exchange the Company issued 17,899,643 shares of our common stock (the “Control Shares”) to Zhang Ze, Innomind’s sole shareholder, in exchange for 10 shares of capital stock of Innomind, which represented all of the issued and outstanding shares of Innomind, which were owned by Zhang Ze. At the completion of that share exchange, Innomind became the Company’s wholly owned subsidiary. The Share Exchange was accomplished in reliance upon Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). Immediately after this Share Exchange, Zhang Ze placed the Jade Mountain shares he received in exchange for all his shares in Innomind into a Trust. The sole beneficiaries of this Trust are Zou Dejun and Qiu Jianping, the founders of Dalian Rino.

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

Issuance of Common Stock to Investors in lieu of Cash Payment as Liquidated Damages

On April 3, 2009, the Company, entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummated on October 5, 2007 (the “Private Financing”).  The Amendment Agreement amends certain liquidated damages provisions of the Securities Purchase Agreement and the Registration Rights Agreement that the Company entered into with such investors in connection with the Private Financing, such that no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, and the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).  Pursuant to the Amendment Agreement, as of June 30, 2009, the Company paid an aggregate of $615,018 to shareholders who elected to receive cash and issued an aggregate of 48,438 shares of the Company’s common stocks to shareholders who elected to receive shares of the Company’s common stock.  The Company issued these shares in reliance on the exemption from registration provided by Regulation D promulgated under the Securities Act.

Issuance of Common Stock to Chairman of Audit Committee

On May 13, 2009, the Company issued 2,000 shares of our common stock to Mr. Kenneth Johnson, the Chairman of the Audit Committee, for the service provided  by him in his capacity as the Chairman of the Audit Committee.  The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

Issuance of Stock Options to the Chief Financial Officer

Pursuant to the employment agreement dated June 30, 2009, between the Company and the Company’s Chief Financial Officer, Yi (Jenny) Liu, Ms. Liu was granted 50,000 options to purchase our common stock at an exercise price of $6.15 per share, vesting in 3 annual installments beginning on June 30, 2010.  The options will expire on the 5th anniversary date of their grant The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

Item 6. Exhibits

	(a)	Exhibits

10.1		RINO International Corporation 2009 Stock Incentive Plan

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RINO INTERNATIONAL CORPORATION

Date: August 10, 2009	BY:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

RINO INTERNATIONAL CORPORATION

Date: August 10, 2009	BY:	/s/ Jenny Y. Liu
Jenny Y. Liu
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	RINO International Corporation 2009 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002