Form 10-Q
period 2009-09-30
RINO International CORP
filed 2009-11-13
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on November 12, 2009, was 25,351,289.

RINO INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,020,242	$19,741,982
Restricted cash	-	1,030,317
Notes receivable	717,363	2,157,957
Accounts receivable, trade, net of allowance for doubtful accounts of $342,749 and $0 as of September 30, 2009 and December 31, 2008, respectively	44,559,387	51,503,245
Costs and estimated earnings in excess of billings on uncompleted contracts	13,202,094	-
Inventories	1,793,396	1,203,448
Advances for inventory purchases	56,754,792	21,981,669
Other current assets and prepaid expenses	678,271	517,847
Total current assets	146,725,545	98,136,465

PROPERTY, PLANT AND EQUIPMENT, NET	12,516,348	13,197,119

OTHER ASSETS
Prepaid expenses (non-current)	64,576	73,350
Advances for equipment and construction material purchases	5,550,966	5,550,966
Prepayment for land use right	799,965	458,292
Intangible assets, net	1,161,499	1,211,608
Total other assets	7,577,006	7,294,216

Total assets	$166,818,899	$118,627,800

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,471,857	$5,816,714
Short-term loan	8,802,000	8,802,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,484,554	-
Customer deposits	3,712,082	3,609,407
Liquidated damages payable	20,147	2,598,289
Other payables and accrued liabilities	427,043	746,267
Notes payable	73,790	-
Due to a stockholder	308,182	596,023
Tax Payable	11,013,805	5,062,901
Total current liabilities	31,313,460	27,231,601

Warrant Liabilities	512,498	-

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares
issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized,
none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 25,330,769 shares and 25,040,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008)	2,533	2,504
Additional paid-in capital	30,492,770	25,924,007
Retained earnings	63,271,930	28,570,948
Statutory reserves	10,491,526	6,196,478
Accumulated other comprehensive income	6,253,863	6,221,943
Total shareholders' equity	110,512,622	66,915,880
Total liabilities and shareholders' equity	$166,818,899	$118,627,800

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Contracts	$62,194,946	$43,575,844	$138,030,264	$92,060,717
Services	1,107,257	1,305,292	1,602,308	6,482,958
	63,302,203	44,881,136	139,632,572	98,543,675

COST OF SALES
Contracts	36,452,495	23,298,573	81,701,500	51,144,465
Services	531,440	848,959	1,124,270	3,341,128
Depreciation	185,201	165,889	555,528	486,145
	37,169,136	24,313,421	83,381,298	54,971,738

GROSS PROFIT	26,133,067	20,567,715	56,251,274	43,571,937

OPERATING EXPENSES
Selling, general and administrative expenses	6,615,171	4,849,778	14,111,637	11,182,374
Research and development	(61,564)	-	(31,749)	267,817
Stock compensation expense-shares placed in escrow	-	5,832,960	-	11,665,920
TOTAL OPERATING EXPENSES	6,553,607	10,682,738	14,079,888	23,116,111

INCOME FROM OPERATIONS	19,579,460	9,884,977	42,171,386	20,455,826

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	(3,144)	44,947	(8,923)	50,651
Change in fair value of warrants	(2,592,201)	-	(4,402,335)	-
Interest income (expense), net	101,785	(72,810)	(90,148)	(241,650)
Gain on liquidated damage settlement	-	-	1,746,120	-
TOTAL OTHER EXPENSES, NET	(2,493,560)	(27,863)	(2,755,286)	(190,999)

INCOME BEFORE PROVISION FOR INCOME TAXES	17,085,900	9,857,114	39,416,100	20,264,827

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	17,085,900	9,857,114	39,416,100	20,264,827

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	169,559	335,796	31,920	4,051,389

COMPREHENSIVE INCOME	$17,255,459	$10,192,910	$39,448,020	$24,316,216

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,204,199	25,000,000	25,104,972	25,000,000
Diluted	25,220,159	25,153,941	25,112,087	25,152,127

EARNINGS PER SHARE:
Basic	$0.68	$0.39	$1.57	$0.81
Diluted	$0.68	$0.39	$1.57	$0.81

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock					Accumulated
	Par Value $0.0001		Additional	Retained Earnings		other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, January 1, 2008	25,000,000	$2,500	$8,221,663	$11,376,163	$2,109,539	$1,987,272	$23,697,137

Stock compensation expense-options issued			38,204				38,204
Stock compensation expense-shares placed in escrow			11,665,920				11,665,920
Imputed interest on advances from a shareholder			21,974				21,974
Net income				20,246,827			20,246,827
Allocation to statutory reserve				(3,878,631)	3,878,631		-
Foreign currency translation gain						4,051,389	4,051,389

BALANCE, September 30, 2008 (unaudited)	25,000,000	$2,500	$19,947,761	$27,744,359	$5,988,170	$6,038,661	$59,721,451

Stock compensation expense-shares placed in escrow			5,794,756				5,794,756
Imputed interest on advances from a shareholder			2,294				2,294
Shares issued for services	40,000	4	179,196				179,200
Net income				1,034,897			1,034,897
Allocation to statutory reserve				(208,308)	208,308		-
Foreign currency translation gain						183,282	183,282

BALANCE, December 31, 2008	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,070)			(1,478,772)
Shares issued to settle liquidated damage payable	48,438	5	216,999				217,004
Stock compensation expense-shares & options issued	2,000	-	28,324				28,324
Imputed interest on advances from a shareholder			13,557				13,557
Non cash exercise of warrant at $5.38	240,331	24	5,368,585				5,368,609
Net income				39,416,100			39,416,100
Allocation to statutory reserve				(4,295,048)	4,295,048		-
Foreign currency translation gain						31,920	31,920

BALANCE, September 30, 2009 (unaudited)	25,330,769	$2,533	$30,492,770	$63,271,930	$10,491,526	$6,253,863	$110,512,622

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,416,100	$20,264,827
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	717,490	603,965
Amortization	50,072	48,972
Allowance for bad debt	342,495	-
Imputed interest	13,558	21,974
Amortization of long term prepaid expense	10,994	25,090
Stock compensation expense	28,324	11,665,920
Gain (expense) on liquidated damage settlement	(1,746,120)	1,116,708
Change in fair value of warrants	4,402,335	-
Changes in operating assets and liabilities
Notes receivable	1,439,514	(4,804,195)
Accounts receivable	6,596,159	(29,979,156)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,192,194)	2,413,818
Inventories	(589,505)	(63,928)
Advances for inventory purchase	(34,747,048)	(10,826,678)
Other current assets and prepaid expenses	(160,940)	39,658
Accounts payable	(344,598)	(851,537)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,483,440	110,250
Customer deposits	102,598	3,816,435
Other payables and accrued liabilities	(318,983)	1,169,036
Tax payable	5,946,440	(4,739,308)
Net cash provided by (used in) operating activities	9,450,131	(9,968,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37,232)	(902,594)
Advances for construction material and equipment purchases	-	(3,231,748)
Prepayment for land use right	(341,417)	-
Net cash used in investing activities	(378,649)	(4,134,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on due to shareholder	(1,058,480)	(1,785,305)
Proceeds from shareholder advances	770,889	2,334,594
Decrease (increase) of restricted cash	1,030,317	(24,951)
Increase in notes payable	73,735	-
Proceeds from short-term loan	29,360,000	7,168,500
Bank loan repaid	(29,315,000)	-
Payment to liquidated damage penalty	(615,018)	-
Net cash provided by financing activities	246,443	7,692,838

EFFECT OF EXCHANGE RATE ON CASH	(39,665)	385,533

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,278,260	(6,024,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,741,982	7,390,631

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,020,242	$1,366,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$632,816	$352,529
Income taxes	$229,880	$5,384,128
Shares issuance for liquidated damage penalty settlement	$217,004	$-

The accompanying notes are an integral part of these statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 – BASIS OF PRRSENTATION

References herein to “we,” “us,” “our,” the “Company” and “RINO International” refer to RINO International Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

RINO International through its 100% owned subsidiaries and variable interest entities (“VIE”), engages in the design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in the People’s Republic of China (“PRC”). The consolidated financial statements of RINO International reflect the activities of the following subsidiaries and VIEs.  All material intercompany transactions have been eliminated.

	Place incorporated	Ownership percentage
Innomind Group Limited (“Innomind”)	BVI	100%
Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”)	Dalian, China	100%
Dalian Rino Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”)	Dalian, China	VIE
Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”)	Dalian, China	VIE
Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”)	Dalian, China	VIE

ASC 810 (Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”)), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements.  In accordance with the provisions of ASC 810, the Company has determined that Dalian Rino, Dalian Rino Design and Dalian Rino Construction are VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Dalian Rino, Dalian Rino Design and Dalian Rino Construction are consolidated into the financial statements of the Company.

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”).   Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our 2008 10-K filed with the SEC.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of September 30, 2009, and our consolidated results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior period amounts have been reclassified for consistent presentation. These reclassifications had no material effect on previously reported net income or cash flows.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hongkong and the United States.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of September 30, 2009 and December 31, 2008, the Company has $28,969,676 and $19,744,139 cash balance not covered by FDIC insurance in the United States, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The cash held in escrow pursuant to the Board Escrow Holdback as described in Note 10 is accounted for as other current assets and is not shown as cash or cash equivalents on the balance sheet until such funds have been released from escrow pursuant to the terms of the Securities Purchase Agreement and the Escrow Agreement.  During June 2009, all restrictions imposed by the agreements have been lifted and all cash in the escrow account was accounted for as cash and cash equivalents.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Restricted Cash

The Company records cash deposits in banks or other institutions subject to restrictions on the withdrawal or use of the funds as restricted cash.

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

Inventories

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventory is valued at the lower of cost or market value using the weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.  There are no provisions for obsolete or slow moving inventories as of September 30, 2009 and December 31, 2008.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

GAAP requires the Company to evaluate the carrying value of long-lived assets.  When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes as of September 30, 2009, there were no impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of land use rights and patents. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Patent A and patent B are stated at cost, less accumulated amortization and are amortized over patent terms of 15 and 10 years, respectively.

Certain identifiable intangible assets are reviewed for impairment, at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. As of September 30, 2009, the Company expected all of its intangible assets to be fully recoverable.

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

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

Effective January 1, 2009, warrants to purchase 382,500 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to a liability, as if these warrants were treated as a derivative liability since their issuance in October, 2007. On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 to beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. In July and August of 2009, warrants to purchase 356,047 shares of the Company’s common stock were exercised through cashless conversion. The fair value of the exercised warrants amounted to $5,368,609.  The fair value of the remaining outstanding 26,453 warrants was $512,498 on September 30, 2009.  Therefore, the Company recognized a $2,592,201 loss and $4,402,335 loss from the change in fair value of derivative liability for the three and nine months ended September 30, 2009, respectively.

The warrants referred to in the preceding two paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	4.15	4.76
Risk-free interest rate	2.23%	1.48%
Expected volatility	130.68%	138.91%

In light of the Company’s thin stock trading history, expected volatility is based on historical stock pricing data (adjusting for stock splits and dividends) of six publicly traded peer companies and the Company’s own data.  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends).  The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period.    The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of September 30, 2009.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2009
	2009	Level 1	Level 2	Level 3
Warrant liability	$512,498	-	-	$512,498

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Derivative liability

GAAP provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability. Under GAAP, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company determines which options, warrants and embedded features require liability accounting and record the fair values as a derivative liability. The change in the values of these instruments is shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of warrants.”

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment to estimating total contract revenues and costs, including assumptions relative concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Enterprise Wide Disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment

Government Grant

The Dalian municipal government approved grants to the Company to encourage high-technology industry research and development. The grants are netted with the research and development expenses upon receipt from the local government.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the three months ended September 30, 2009 and 2008 amounted to $71,849 and $217,657, respectively.  Shipping and handling expenses included in selling expense for the nine months ended September 30, 2009 and 2008 amounted to $219,862 and $385,219, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of GAAP, the Company expenses the costs associated with the R&D activities when incurred.

Stock-based Compensation

We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expenses ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Company is required to measure the costs of the equity instruments issued in exchange for the receipt of goods or services from other than employees at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

Stock compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Income Taxes

The Company reports income taxes pursuant to FASB’s accounting standard for income taxes. Under  the asset and liability method of accounting for income taxes as required by this accounting standard, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  FASB’s accounting standard for accounting for uncertainty in income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of January 1, 2007, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection industries. Entities in beneficial industries enjoy preferential tax treatment for 5 years with a two-year tax exemption period and thereafter, a three-year tax reduction period with 50% reduction in the income tax rates.

Before July 2007, Dalian Rino was qualified as a Foreign Invested Enterprise (“FIE”). On July 12, 2007, Dalian Rino changed its license status from Foreign Invested Enterprise (“FIE”) to a domestic entity and was subject to an income tax rate of 33%. Starting January 1, 2008, under new EIT law, Dalian Rino was subject to the new standard EIT rate of 25%.  On December 10, 2008, Dalian Rino was approved for a reduced tax rate at 15% for being qualified as an entity operating with high technology.

Dalian Innomind is in the environmental protection industry, and is qualified for a tax exemption for two years and a 50% reduction for the following three years. As a result, Dalian Innomind enjoys a 100% tax exemption for the years 2008 through 2009 and a 50% income tax reduction for the years 2010 through 2012.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The functional currency is the Chinese Renminbi (”RMB”). The Company’s PRC subsidiary, Dalian Innomind, and the Company’s VIEs conduct business in RMB, and maintain their accounting records in RMB. Innomind Group Limited, the Company’s 100% owned BVI subsidiary headquartered in Hong Kong, maintains its accounting records in its local currency, Hong Kong Dollars.

The financial statements of the Company’s PRC subsidiary and VIEs are translated into US dollars using period-end exchange rates ($0.14670 at September 30, 2009 and December 31, 2008) as to assets and liabilities and weighted average exchange rates for the periods ($0.14659 and $0.14337 for the nine months ended September 30 2009 and 2008, respectively) as to income and cash flow statement.  The equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

GAAP requires cash flows from the Company's operations calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. For the three months and nine months ended September 30, 2009 and 2008, no material transaction gains and losses occurred.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In the PRC, RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through government authorized financial institutions. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Comprehensive income

GAAP establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

Earnings Per Share

GAAP requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

Segments

The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry and no other business segment.

NOTE 3 – Recent Accounting Pronouncements

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed its assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings made by the Company will reference the Codification as the sole source of authoritative literature.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories consisted of the following raw material, work-in-process and supplies:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw material	$243,228	$223,168
Work-in-process	1,491,872	921,985
Low cost consumption supplies	58,296	58,295
Total	$1,793,396	$1,203,448

For the three and nine months ended September 30, 2009 and 2008, no provision for obsolete inventories was recorded by the Company.

NOTE 5 – NOTES RECEIVABLE

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit requests for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits an early payment request.  The Company had $717,363 and $2,157,957 in notes receivables as of September 30, 2009 and December 31, 2008, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue.  As of September 30, 2009 and December 31, 2008, the Company had $13,202,094 and $0 of cost and estimated earnings in excess of billings, respectively.

As of September 30, 2009 and December 31, 2008, total costs on uncompleted contracts amounted to $32,556,931 and $4,648,357, respectively.

As of September 30, 2009 and December 31, 2008, total estimated earnings on uncompleted contracts amounted to $22,025,413 and $3,856,481, respectively.

Costs and estimated earnings in excess of billings consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Contract costs incurred plus recognized profits less recognized losses to date	$48,042,282	$8,504,838
Less: progress billings	34,840,188	8,504,838
Costs and estimated earnings in excess of billings	$13,202,094	$-

NOTE 7 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

“Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. As of September 30, 2009 and December 31, 2008, the Company has $1,484,554 and $0 of billings in excess of revenues recognized on uncompleted contracts, respectively.

As of September 30, 2009 and December 31, 2008, total progress billings on uncompleted contracts amounted to $42,864,803 and $8,504,838, respectively.

Billings in excess of costs and estimated earnings consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Progress billings	$8,024,616	$8,504,838
Less: contracts costs incurred plus recognized profits less recognized losses to date	6,540,062	8,504,838
Billings in excess of costs and estimated earnings	$1,484,554	$-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)
Buildings	$3,936,775	$3,936,775
Equipment and machinery	9,508,465	9,508,465
Motor Vehicles	1,647,515	1,647,515
Furniture and office equipment	445,170	407,912
Construction in progress	6,768	6,768
Total	15,544,693	15,507,435
Less: accumulated depreciation	3,028,345	2,310,316
Property, plant and equipment, net	$12,516,348	$13,197,119

Depreciation expense for the three months ended September 30, 2009 and 2008 was $239,239 and $214,412, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $717,490 and $603,965, respectively. For the three months and nine months ended September 30, 2009 and 2008, no interest was capitalized into construction in progress.

NOTE 9 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Land use rights	$651,136	$651,136
Patents and licenses	733,500	733,500
	1,384,636	1,384,636
Less: accumulated amortization	223,137	173,028
Intangibles, net	$1,161,499	$1,211,608

Amortization expense for the three months ended September 30, 2009 and 2008 amounted to $16,695 and $16,672, respectively.  Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $50,072 and $48,972, respectively.  The estimated aggregate amortization expenses for each of the five succeeding years ended are as follows:

Period ending:	Estimated Amortization schedule
Three months ending December 31, 2009	$16,666
Year ending December 31, 2010	66,722
Year ending December 31, 2011	66,722
Year ending December 31, 2012	66,722
Year ending December 31, 2013	66,722
Thereafter	$876,346

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

As of September 30, 2009, the Company prepaid $799,965 for purchase of land use rights, but had not obtained the title to the land use right. Therefore, as of September 30, 2009, the amount has been recorded as a prepayment for land use right in other assets.

NOTE 10 – LIQUIDATED DAMAGES PAYABLE

Registration Rights

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on October 5, 2007, the Company was obligated to make efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) to be declared effective by the SEC on or before March 3, 2008. After March 3, 2008 and for each 30 calendar day period thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, or $244,353, subject to a cap of 10% of total funds raised, or total liquidated damages of $2,443,532.  On the date of the transaction, the Company determined that the registration statement would not be filed and declared effective within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital. This amount accrued is based on the penalties due between March 4, 2008 and May 3, 2008, the date before which the Company originally anticipated the registration statement would be declared effective. The registration statement has been declared effective on October 2, 2008. Accordingly, the total liquidated damages the Company recorded for failing to meet the filing deadline as required by the agreement amounted to $1,971,116.

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

On the date of the transaction, the Company determined that this requirement would not be met within the required period and accrued $500,000 as liquidated damages payable. The liquidated damages was treated as financing cost at the inception and was recorded as a deduction from additional paid-in capital. This amount accrued is based on the penalties due between December 8, 2007 and April 8, 2008 on or before which the Company originally anticipated the Board of Directors would consist of a minimum of 5 members with a majority being independent directors. The independent directors were seated on March 20, 2008, curing this delinquency. Total liquidated damages payable for the independent board member requirement therefore is $627,173.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  As of September 30, 2009, the Company paid $615,018 to shareholders who elected to receive cash and issued 48,438 shares of common stocks to shareholders who elected to receive shares of the Company’s common stock.  $1,746,120 of liquidated damage payable that was forgiven was recognized as other income.  The unpaid liquidated damages payable at September 30, 2009 amounted to $20,147.

NOTE 11 – SHORT TERM BANK LOANS PAYABLE

Short term bank loans consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Due to Shanghai Pudong Development Bank interest at 5.31%, due in December
2009, secured by certain buildings, equipment, and land use rights	$8,802,000	$8,802,000

Total	$8,802,000	$8,802,000

Total interest expense on the bank loans for the three months ended September 30, 2009 and 2008 amounted to $286,647 and $127,121, respectively.  Total interest expense on the bank loans for the nine months ended September 30, 2009 and 2008 amounted to $655,793 and $352,529, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 12 – INCOME TAXES

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

The Company was incorporated in the United States and has incurred a net operating loss for income tax purposes for the nine months ended September 30, 2009. The Company had estimated loss carry forwards of approximately $521,000 and $223,726 as of September 30, 2009 and December 31, 2008, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028.

Management believes that the realization of the benefits from the loss carryforward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at September 30, 2009 and December 31, 2008 was $177,000 and $76,000. The net change in the valuation allowance was an increase of $101,000.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 93,950,871 as of September 30, 2009 which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Innomind Group Limited was incorporated in the BVI and under current law of the BVI; income is not subject to income tax.  Dalian Innomind, Dalian Rino, Dalian Rino Design and Dalian Rino Construction were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

In 2007, Dalian Innomind was entitled to tax exemption granted to entities qualified as FIEs so no provision for income tax was made.

Before July 2007, Dalian Rino was also qualified as an FIE. On July 12, 2007, Dalian Rino changed its license status from FIE to a domestic entity and was subject to an income tax rate of 33% for the period entitled to tax exemption. Starting January 1, 2008, under new EIT law, Dalian Rino was subject to new standard EIT rate of 25%.  On December 10, 2008, Dalian Rino was approved for a reduced tax rate at 15% for being qualified as an entity operating with high technology.

Pursuant to an Entrusted Management Agreement by and between Dalian Innomind and Dalian Rino, dated October 3, 2007, Dalian Rino and its shareholders agreed to entrust the operations and management of the Business to Dalian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee, which resulted in no income tax provision for Dalian Rino.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Dalian Innomind is entitled to a two-year income tax exemption and a 50% income tax reduction for the three years ending 2012.  No provision for income tax was made for three and nine months ended September 30, 2009 and 2008, respectively.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2009 and 2008:

	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(25.0)	(25.0)
Effective income tax rate	0.0%	0.0%

The estimated tax savings for the three months ended September 30, 2009 and 2008 amounted to $4,544,051 and $4,049,879, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and dilutedearnings per share from $0.68 to $0.50 in 2009 and $0.39 to $0.23 in 2008.

The estimated tax savings for the nine months ended September 30, 2009 and 2008 amounted to $10,737,620 and $8,272,710, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $1.57 to $1.14 in 2009 and $0.81 to $0.48 in 2008, respectively.

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax, or VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $17,375,881 and $10,565,781 for the three months ended September 30, 2009 and $13,642,041 and $9,859,471 for the three months ended September 30, 2008, respectively. VAT on sales and VAT on purchases amounted to $41,314,005 and $29,373,079 for the nine months ended September 30, 2009 and $29,372,547 and $21,226,924 for the nine months ended September 30, 2008, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of September 30, 2009 and December 31, 2008, the VAT payable amounted to $10,360,243 and $4,186,822, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company owed $308,182 and $596,023 to a stockholder as of September 30, 2009 and December 31, 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. The ultimate manner of settlement will be in cash. Imputed interest is charged per annum on the amount due at approximately 5.24% and 7.47% for the nine months ended September 30, 2009 and 2008, respectively. Total imputed interest recorded as additional paid-in capital amounted to $13,557 and $21,974 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 14 – REDEEMABLE COMMON STOCK

On October 5, 2007, the Company received $24,480,319 (or $21,253,722 net proceeds after deducting the offering expenses) from a group of accredited investors and issued 5,464,357 shares of restricted common stock at $4.48 per share. The Securities Purchase Agreement contained a transferrable provision such that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement entered into in connection with the Securities Purchase Agreement and the Company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the Company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the Securities Purchase Agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years. These shares are included as outstanding common stock for purposes of earnings per share.

NOTE 15 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.  As of September 30, 2009 and December 31, 2008, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $2,558,583 and $6,856,854, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Common Stock and Warrants

Issuance of Common Stock in Private Placement

In connection with the Private Financing, 250,000 shares of the Company’s common stock were issued to a consultant for advisory services. This expense is recorded as additional paid-in capital in the accompanying financial statements.

In connection with the Private Financing and pursuant to the Engagement Agreement Providing for Investment Banking Services, dated October 5, 2007 by and between the Company and a placement agent for the Private Financing, as amended, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issuance. The exercise price of the warrants is subject to adjustment under certain circumstances and the warrants permit cashless exercise by the holders. This expense is recorded as additional paid-in capital in the accompanying financial statements.

The warrants issued to the placement agent, initially qualify as permanent equity, the value of such warrants has created offsetting debit and credit entries to additional paid-in capital.

Effective January 1, 2009, 382,500 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

A discussion of the valuation techniques used to measure fair value for the warrant liabilities listed above and activity for these liabilities for the three and nine months ended September 30, 2009 is provided elsewhere in this footnote and in Note 2.

Liquidated damage payable settlement

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  As of September 30, 2009, the Company issued 48,438 shares of common stocks for a total $217,004 to shareholders who elected to receive shares of the Company’s common stock.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2008	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	382,500
Granted	-
Forfeited	-
Exercised	356,047
Outstanding as of September 30, 2009 (Unaudited)	26,453

Following is a summary of the status of warrants outstanding at September 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$5.376	26,453	4.01 years	$5.376	26,453	4.01 years
Total	26,453			26,453

Stock Options

On June 30, 2009, pursuant to an Employment Agreement, the Company granted to Yi (Jenny) Liu, the Chief Financial Officer, a non-qualified stock option to purchase 50,000 shares of its Common Stock at an exercise price of $6.15 per share, vesting in 3 equal annual installments beginning on June 30, 2010, with a term life of five years.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Expected Life: Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by GAAP.
Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 50,000 options granted in 2009 had fair value of approximately $397,222. The Company recognized $19,061 and $19,364 of compensation expense in general and administrative expenses for the three months and nine months ended September 30, 2009, respectively.

As of September 30, 2009, the total compensation cost related to stock options not yet recognized was $377,858 and will be recognized over the weighted average life of 3 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	-	$-	$-
Granted	50,000	6.15	182,500
Forfeited
Exercised
Balance, September 30, 2009	50,000	$6.15	$749,500

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.15	50,000	4.75 yrs	$-	-	-
Total	50,000			-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Issuance of Common Stock to Chairman of Audit Committee

On May 13, 2009, the Company issued 2,000 shares of common stock to the Chairman of the Audit Committee for his service provided based upon the agreement dated April 4, 2008.  The shares were valued at $4.48, yielding an aggregate fair value of total $8,960.  This expense was recorded as stock compensation expense.

NOTE 16 - EARNINGS PER SHARE

The following sets forth the calculation of earnings per share for the three months ended September 30, 2009 and 2008:

	2009	2008
Net income	$17,085,900	$9,857,114
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$17,085,900	$9,857,114

Weighted average number of common stock – Basic	25,204,199	25,000,000
Effect of dilutive securities:
Warrants	15,960	153,941
Weighted average number of common stock – Diluted	25,220,159	25,153,941
Earnings per share:
Basic	$0.68	$0.39
Diluted	$0.68	$0.39

The following sets forth the calculation of earnings per share for the nine months ended September 30, 2009 and 2008:

	2009	2008
Net income	$39,416,100	$20,264,827
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$39,416,100	$20,264,827

Weighted average number of common stock – Basic	25,104,972	25,000,000
Effect of dilutive securities:
Warrants	7,115	152,127
Weighted average number of common stock – Diluted	25,112,087	25,152,127
Earnings per share:
Basic	$1.57	$0.81
Diluted	$1.57	$0.81

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 17 – CONCENTRATIONS AND RISKS

Customers

During the three months ended September 30, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales.

During the nine months ended September 30, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales.

Suppliers

Two major suppliers provided approximately 90% of the Company’s purchases of raw materials for the three months ended September 30, 2009. The same two major suppliers provided approximately 95% of the Company’s purchases of raw materials for the nine months ended September 30, 2009 and the amount of advance to this supplier as of September 30, 2009 and December 31, 2008 were $54,989,367 and $21,376,932, respectively.

Two major suppliers provided approximately 92% of the Company’s purchases of raw materials for the three months and nine months ended September 30, 2008.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $44,739 and $19,112 for the three months ended September 30, 2009 and 2008, respectively.  The total provisions and contributions made for such employee benefits were $101,796 and $56,425 for the nine months ended September 30, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of September 30, 2009 and December 31, 2008, the Company had firm purchase commitments for capital projects in progress of $3,809,213 and $10,594,674 respectively.

NOTE 19 – SUBSEQUENT EVENT

We have performed an evaluation of subsequent events for the accompanying financial statements and notes included through November 13, 2009, the date these consolidated financial statements were issued, to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the financial statements as of September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation and its direct and indirect subsidiaries and controlled affiliates (collectively, the “Company”), may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of the Company. Such “forward-looking statements” include, but are not limited to, statements concerning the operations, performance, financial condition and growth of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under Item 1.A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

Company Overview

We are engaged in designing, developing, manufacturing, installing and servicing proprietary and patented environmental protection and energy saving equipments for the large, state-owned iron and steel industry manufacturers in the People’s Republic of China.  Our business operations are conducted throughout China.

On July 13, 2009, our common stock, par value of $0.0001 per share (“Common Stock”), started trading under the symbol "RINO" on the Nasdaq Global Market.

Following the expansion of China’s economy and growth in the size of its manufacturing sectors such as its iron and steel industry, the total volume of waterborne and airborne industrial waste and pollution have grown higher,  and as a consequence China’s industries face increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. On July 31, 2009, the Chinese Ministry of Industry and Information Technology published a formal plan for the implementation of Flue Gas Desulphurization system  in the sintering plants of Chinese steel companies, which is a specific roadmap to accelerate the number of desulphurization projects completed throughout the PRC. During the nine months ended September 30, 2009, our revenues reached $139.6 million, representing an increase of 41.7% from the total revenues of $98.5 million for the same period ended September 30, 2008. Our gross profit increased from $43.6 million for the nine months ended September 30, 2008 to $56.3 million for the same period ended September 30, 2009, representing an increase of 29.1%.  Our income from operations reached $42.2 million for the nine months ended September 30, 2009 from $20.5 million for the same period ended September 30, 2008, representing an increase of 106.2%.  Our net income for the nine months period ended September 30, 2009 grew to $39.4 million from $20.3 million for the same period ended September 30, 2008, representing an increase of 94.5%.

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

In the first quarter of 2008, the Company introduced a new integrated dust catching system which removes up to 99% of the dust from sintering iron during the production process and which complements its current desulphurization equipment. To date, the Company’s integrated dust catchers have been installed in the flues of several steelmakers in China. The Company anticipates the average selling price will be around $2.0 million and the time from contract signing to final installation will equate to approximately two to three months. The dust catching system has been an add-on system to most of our desulphurization projects..

In November 2008, we successfully developed a new sludge treatment system through cooperation with the Dalian University of Technology. The new sludge treatment system can be used to treat sludge generated by the municipal wastewater treatment process, industrial sludge generated by chemical industry and oil sludge generated by the oil industry. We estimate that there is a market of approximately $28.8 billion for the treatment of sludge generated by various municipal wastewater and industrial processing systems in the PRC market. On October 20, 2009 we entered into a contract valued at $18.4 million with the government of Dalian Development District, Under this contract, the Company will provide and install its Rotary Drum Film Dryer ("DWM") sludge treatment system in the Dalian Development District in two phases. The first phase has a contract value of $9.6 million and will commence in December 2009. The new sludge treatment system is expected to initiate operations by July 2010 and will achieve a processing capacity of 200 tons per day. After the $8.8 million second phase installation, which will commence in September 2010 and is expected to be online by February 2011, the processing capacity of the sludge treatment system will increase by an additional 200 tons per day. After the evaluation of various technologies and systems in the current market by the Dalian Development District Government for more than a year, RINO's DWM sludge treatment system was chosen for deployment.

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

Recent Developments

Adoption of 2009 RINO International Stock Incentive Plan

In July 2009, the Board of Directors of the Company adopted the RINO International Corporation 2009 Stock Incentive Plan (the “Plan”) to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders.

The aggregate number of shares of our Common Stock that may be issued under the Plan is 2,500,000 shares, subject to adjustment under the Plan.

Qualified to Do Business in California

The Company is a corporation organized and existing under the laws of Nevada.  Effective June 23, 2009, the Company complied with the requirements of California law and is now qualified and authorized to transact business in the State of California.  The purpose of the California office is to provide improved communications and administrative support for Dalian RINO, as well as research and development of U.S. business opportunities as they arise. The development of the California office provides the Company with a vehicle to survey the U.S. markets for corporate growth and technology acquisition opportunities.

Recent policy guideline on FGD set agenda for implementation through 2011.

On July 31, 2009, China’s Ministry of Industry and Information Technology (MIIT) released the “Iron and Steel Industry Flue Gas Desulphurization Implementation Guideline,” as a supplement to the iron and steel industry stimulus released earlier in 2009. The guideline sets forth a detailed agenda for stringent control of industrial pollutants, primarily sulfur dioxide. Specifically, the guideline mandates the addition of new sintering desulphurization equipment with a total coverage area of 15,800 square meters and new capacity of 200,000 tons by 2011. Detailed progress reports are required for submission in February every year.

The new policy carries important implications for RINO’s business as it prioritizes the steel sinter FGD as a priority environmental project, sets specific desulphurization targets, and enables both the central and local governments to provide priority funding for the installation of FGD equipment, while offering further support for domestic based technology.  The government plan calls for the number of sinters to be equipped with FGD systems to double annually through 2011. Specifically, the government aims to install FGD for an additional 15,800 square meters of sintering bed capacity with a total of 200,000 tons of annual desulphurization capacity. To support adoption, the government will encourage the build-out through BOT (build-operate-transfer) ownership structures which would allow the financier to operate the system for up to 20 years and then transfer ownership to the steel producer. The government will increase its ongoing inspection of sulphur dioxide emissions by steel companies and plans to install on-line, real time monitoring devices to ensure compliance.

DXT System

In early September 2009, we commenced installation of our new proprietary ammonia-based desulphurization system (the "DXT system") on a 280 square meter sinter system at Hunan Lianyuan Iron and Steel Company. The total contract value is $14 million with the installation scheduled to be completed during the second quarter of 2010. We designed our DXT system based on a technology that we exclusively licensed from Baosteel Group Co., China's largest Steel Producer, which has been applying this technology to its manufacturing process during the past 10 years. Our DXT system applies such technology, for the first time, in the desulphurization process in China’s iron and steel industry. Our new DXT operating system utilizes coking waste ammonia in the flue gas to effectively remove the sulphur dioxide from the sinter flue gas and produces ammonia sulfate as a by-product which can be used as fertilizer. In addition to filtering out more than 99% of harmful sulphur emissions, the DXT system utilizes considerably less energy, decreases operating and maintenance costs, and creates a sustainable revenue generating activity through the production of fertilizer. The Chinese government strongly supports technologies which are both environmentally friendly and economical. Our customers in the iron and steel manufacturing industry that use the DXT system will be eligible for tax credits and government subsidies to offset the costs.

Results of Operations

Three Months Ended September 30, 2009 And September 30, 2008.

Results of Operations

Net Sales

Net sales increased by $18.4 million to $63.3 million or an increase of 41.0% for the three months ended September 30, 2009, as compared to the net sales $44.9 million for the three months ended September 30, 2008. Revenue growth was driven by demand for RINO’s major product lines as the Company continued to execute on new and existing project installations. The breakdown of the revenue growth is as follows:

	For the three months ended September 30,
	2009		2008
	Net Sales (in thousand)	% to Total	Net Sales (in thousand)	% to Total	% Increase
Wastewater treatment equipment	$15,077	23.8%	$4,410	9.9%	241.9%
Flue gas desulphurization	33,269	52.6%	37,712	84.0%	-11.8%
Anti-oxidation equipment and coatings	13,849	21.9%	1,454	3.2%	852.5%
Machining services	1,107	1.7%	1,305	2.9%	-15.1%
Total Net Sales	$63,302	100.0%	$44,881	100.0%	41.0%

Demand for our Lamella Wastewater System, increased 241.9% to $15.1 million for the three months ended September 30, 2009, as compared with $4.4 million for the three months ended September 30, 2008.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. We anticipate strong demand from the iron and steel industry for the solutions that our Desulphurization System offers for airborne sulphur dioxide emissions. For the three months ended September 30, 2009, we recorded revenues of $33.3 million, as compared to revenues of $37.7 million for the three months ended September 30, 2008, representing a decrease of 11.8%.  The decrease is based on the stage of the completion of projects.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. For the three months ended September 30, 2009, we recorded revenues of $13.8 million anti-oxidation equipment and related coatings sales, as compared to revenues of $1.5 million for the three months ended September 30, 2008, representing an increase of 852.5%. The increase in revenues reflects the 7 projects on going during the quarter.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the three months ended September 30, 2009, revenues accounted for 1.7% of the total revenue as compared to 2.9% for the corresponding period in 2008, reflecting a higher level of our own production and reduced level of contractual work.

Cost of Sales

The cost of sales for the three months ended September 30, 2009 increased by $12.9 million to $37.2 million from $24.3 million for the three months ended September 30, 2008, representing an increase of 52.9%.  The increase was largely due to increased sales. As a percentage of sales, the cost of sales increase to 58.7% for the three months ended September 30, 2009 compared to 54.2% for the same period of 2008.  The breakdown of the cost of sales is as follows:

	For the three months ended September 30,
	2009		2008
	Total (in thousands)	% of Sales	Total (in thousands)	% of Sales
Revenues
Contracts	$62,195		$43,576
Machining Services	1,107		1,305
Cost of Sales
Contracts	$36,638	58.9%	$23,464	53.8%
Machining Services	531	48.0%	849	65.0%
Gross Profit	$26,133		$20,568

As a result of the growth in our business, our capacity has directly impacted how we operate and how much we can charge from period to period, depending on demand level, production efficiency and location of the contracts. When we approach our maximum production capacity as a result of  by increased demand, we tend to outsource some of our production and this consequently resulted in higher costs and a lower profit margin in 2009.  During the three months ended September 30, 2009, the need to outsource certain production was the main cause for the 5.1% increase in cost of contract sales as a percentage of total contract sales.

Operating Expense

Operating expenses for the three months ended September 30, 2009 decreased to $6.6 million from $10.7 million for the same period ended September 30, 2008, representing a decrease of 38.7%. The $4.1 million decrease in our operating expenses was largely result of a decrease of $5.8 million in charges for stock compensation expense related to the 2008 earnings target or “Make Good” provision pursuant to Agreement entered in October 2007 which was partially offset by a $2.4 million increase in commission expenses which is in line with our increase in revenue.

Compensation expenses related “Make Good Escrow Shares”

According to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”), which was consummated on October 5, 2007, Zou Dejun and Qiu Jianping, who, through The Innomind Trust, together control 71.6% of the Company’s outstanding Common Stock, and are the founders of Dalian Rino, delivered to an escrow agent a total of 5,580,000 of their beneficially owned shares of Common Stock in order to secure the Company’s obligation under the Securities Purchase Agreement to deliver additional Common Stock to the private placement investors in the event the Company fails to achieve certain after-tax net income targets for fiscal years 2007 and 2008 (“Make Good Escrow Shares”). Those targets are $16,000,000 in after-tax net income (“ATNI”) for the fiscal year ended December 31, 2007, and $28,000,000 in ATNI for the fiscal year ending December 31, 2008.  The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares became releasable from escrow pursuant to the terms of the Securities Purchase Agreement. If any Make Good Escrow Shares are released to the Company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11. Based on the performance for the year ended December 31, 2008, the Company achieved 2008 after-tax net income target. Therefore, the Company accrued $17.5 million of compensation expense for the year ended December 31, 2008. The Company allocated one-third of that amount to selling, general and administration expenses in third quarter of 2008.  There was no such compensation expenses recorded for the three months ended September 30, 2009.

Other Expense, net

Other Expense, net, for three months ended September 30, 2009 increased by $2.47 million to $2.49 million from $27,863 in 2008. The increase in other expenses, net, was mainly due to a change of the fair value of the warrant liability in the amount of $2.6 million, which was recognized as other loss and offset by a $0.18 million increase in interest income, net.  The net interest income increased $0.33 million as a higher interest rate was earned on the cash deposited by the Company in a bank, during the three months ended September 30, 2009, reduced by a $0.12 million increase in interest expenses paid by the Company on short term bank loans.

Nine Months Ended September 30, 2009 And September 30, 2008.

Results of Operations

Net Sales

Net sales increased by $41.1 million to $139.6 million or an increase of 41.7% for the nine months ended September 30, 2009, as compared to $98.5 million net sales for the nine months ended September 30, 2008. Such increase was due to continued growth in demand and sales across our three major product lines in 2009. Since June 2008, the Chinese government tightened the gas emission control regulations and all coal-fired sinters are now required to have desulphurization equipment installed.  The breakdown of the Company’s revenue growth is as follows:

	For the nine months ended September 30,
	2009		2008
	Net Sales (in thousand)	% to Total	Net Sales (in thousand)	% to Total	% Increase
Wastewater treatment equipment	$31,573	22.6%	$12,623	12.8%	150.1%
Flue gas desulphurization	89,057	63.8%	75,183	76.3%	18.5%
Anti-oxidation equipment and coatings	17,401	12.5%	4,255	4.3%	308.9%
Machining services	1,602	1.1%	6,483	6.6%	-75.3%
Total Net Sales	$139,633	100.0%	$98,544	100.0%	41.7%

Demand for our Lamella Wastewater System, increased 150.1% to $31.6 million for the nine months ended September 30, 2009, as compared with $12.6 million for the nine months ended September 30, 2008.   Our increase in the waste water system sales was mainly due to the demand from the iron and steel industry for the solutions.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. Our increase in the flue gas desulphurization sales were mainly due to the demand from the iron and steel industry for the solutions, as our Desulphurization System offers for airborne sulphur dioxide emissions. For the nine months ended September 30, 2009, we recorded revenues of $89.1 million, as compared to revenues of $75.2 million for the nine months ended September 30, 2008, representing an increase of 18.5%.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth. For the nine months ended September 30, 2009, we recorded revenues of $17.4 million anti-oxidation equipment and related coatings sales, as compared to revenues of $4.3 million for the nine months ended September 30, 2008, representing an increase of $13.1 million or 308.9%. The increase in revenues largely reflects our increased pricing and demand as the value of the anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the nine months ended September 30, 2009, revenues accounted for 1.1% of the total revenue as compared to 6.6% for the corresponding period in 2008, reflecting a higher level of our own production and reduced level of contractual work.

Cost of Sales

The cost of sales for the nine months ended September 30, 2009 increased by $28.4 million to $83.4 million from $55.0 million for the nine months ended September 30, 2008, representing an increase of 51.7%.  The increase of cost of sales was mainly due to increased sales. As a percentage of sales, the cost of sales increased to 59.7% for the nine months ended September 30, 2009 compared to 55.8% for the same period of 2008.  The breakdown of the cost of sales is as follows:

	For the nine months ended September 30,
	2009		2008
	Total (in thousands)	% of Sales	Total (in thousands)	% of Sales
Revenues
Contracts	$138,030		$92,061
Machining Services	1,602		6,483
Cost of Sales
Contracts	$82,257	59.6%	$51,631	56.1%
Machining Services	1,124	70.2%	3,341	51.5%
Gross Profit	$56,251		$43,572

Our gross profit has increased by $12.7 million or 29.1%, increased of gross profit was mainly because we have received and completed more projects in 2009, due to the high demand of our products, and the Chinese government regulation, which has significantly increased our product sales demand. Following the growing in our business, our capacity directly impacted how we operate and can change from period to period, depending on demand level, production efficiency and location of the contracts. When the capacity is approaching peak level by the increasing demand, we tend to outsource the capacity and consequently resulted in higher cost and lower profit margin.  During the nine months ended September 30, 2009, the 3.5% increase in cost of contract sales as percentage of total contract sale was directly attributable to outsourcing costs to complement in-house production capabilities and meet project implementation timelines.

Operating Expense

Operating expenses for the nine months ended September 30, 2009 decreased to $14.1 million from $23.1 million for the same period ended September 30, 2008, representing a decrease of 39.1%. The $9.0 million decrease in our operating expenses was largely result of a decrease of $11.7 million in charges for stock compensation expense related to the 2008 earnings target or “Make Good” provision pursuant to Agreement entered in October 2007 which was partially offset by a $3.6 million increase in commission expenses which is in line with our increase in revenue.

Liquidated Damage Expenses

In connection with the consummation of the Private Financing, and pursuant to the Registration Rights Agreement entered into between the Company and a group of accredited investors (the “Registration Rights Agreement”) on October 5, 2007, we were required to register for resale shares of our common stock issued to the investors and cause the registration statement to be declared effective by the SEC on or before March 3, 2008. In addition, under the Securities Purchase Agreement dated October 5, 2007, by and among the Company and such investors, we are required to appoint a 5 member board and a majority of the board members must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement.  The Securities Purchase Agreement required us to pay liquidated damages to the investors if we do not timely comply with these requirements.  We were late in complying with both requirements. As a result, we accrued liquidated damages on both accounts in the aggregate amount of $0.5 million in the first quarter of 2008.

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s Common Stock representing holders of a majority in interest of the shares of the Company’s Common Stock issued in the Private Financing.  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement, respectively, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors and (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s Common Stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).  Pursuant to the Amendment Agreement, as of June 30, 2009, the Company paid an aggregate of $615,018 to shareholders who elected to receive cash and issued an aggregate of 48,438 shares of the Company’s Common Stock to shareholders who elected to receive shares of the Company’s Common Stock.

Other Expense, net

Other expense, net, for the nine months ended September 30, 2009 increased by $2.6 million to $2.8 million from $0.2 million in 2008. The increase in other expense, net, was mainly due to a change of the fair value of the warrant liability in the amount of $4.4 million, which was recognized as other loss, and which was partially offset by a gain on liquidated damage settlement in the amount of $1,746,120.

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

In connection with our Securities Purchase Agreement with the investors entered into and consummated in October, 2007, we agreed to a provision which provides that in the event that the legal structure of our Company is challenged by Chinese authorities and we do not mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the Chinese government’s action, then we are required to redeem the investors’ Common Stock for $24.5 million. Consequently, this amount has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. While we believe that the possibility of such redemption is remote, we may not continuously holding adequate cash on hand for such redemption and the requirement to pay this amount would result in our having to borrow funds or raise additional capital. There can be no assurance that loans or additional capital would be available, if necessary, or that they would be available on terms acceptable to us.

Without the redemption, we believe that we have sufficient cash, along with projected cash to be generated by our business to support operations for at least the next 12 months.

Cash and Cash Equivalents

Our liquidity position remains strong, supported by approximately $29.0 million cash and cash equivalents as of September 30, 2009, representing an increase of 47.0% as compared to $19.7 million as of December 31, 2008. Cash generated from operations and financing activities fully supported the needs of our working capital, and capital investments in 2009. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash provided by operations totaled $9.5 million in the nine months ended September 30, 2009, representing an increase of 194.8% as compared to $10.0 million cash used in operations in the same period of 2008. The major components of cash provided by operations are net earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash provided by operations increased by $19.4 million in the nine months ended September 30, 2009 as compared to the same period of 2008.

The following tables present our net cash flows for the nine months ended September 30, 2009 and for the same period ended September 30, 2008.

	For the nine months ended September 30,
US$ (in thousands)	2009	2008
Cash provided by (used in) operating activities	$9,450	$(9,968)
Cash (used in) investing activities	$(379)	$(4,134)
Cash provided by financing activities	$246	$7,693

Cash flow from operating activities

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 2009 as compared to net cash used in operations of $10.0 million in the same period ended September 30, 2008. An increase in net income, change in fair value of warrants, decrease in accounts receivable and increase in tax payable contributed to increased cash flows from operations. These increases to cash flow from operations were offset by an increase in advances for inventory purchases and an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Accounts Receivable

Our accounts receivable at September 30, 2009 decreased to $44.6 million from $51.5 million at December 31, 2008, representing a decrease of 13.5%. As a percentage of total sales, our accounts receivable decreased to 31.9% at September 30, 2009, as compared to that of 37.0% at December 31, 2008.  The decrease in our accounts receivable was result of increased unbilled projects and also reflects the Company’s effort to timely collect the accounts receivable.

The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Allowance for bad debts amounted to $342,749 and $0 as of September 30, 2009 and December 31, 2008, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts

Cost s and estimated earnings in excess of billings on uncompleted contracts increased to $13.2 million from $0 at December 31, 2008.  The increase was mainly due to the fact that there were only three contracts uncompleted as of December 31, 2008, and percentages of completion of those three contracts were over 80%.  As of September 30, 2009, fifteen contracts remained open, with average less than 50% completed, which resulted in increase of unbilled projects.

Advances for inventory purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increased to $56.8 million at September 30, 2009, an increase of $34.8 million or 158.2%, from the $22.0 million recorded at December 31, 2008.  The increase was largely related to in crease in the backlogged orders and greater purchases of raw materials in the third quarter of fiscal year 2009 to take advantage of the more favorable prices.

Cash used in investing activities

For the nine months ended September 30, 2009, net cash used in investing activities decreased to $378,649 as compared to $4.1 million used for the same period ended September 30, 2008, representing a decrease of $3.8 million or 90.8%. This decrease primarily resulted from no additional advances payments made for equipment and construction material purchase in the nine months ended September 30, 2009, as compared to a $3.2 million prepayment made in the same period of 2008.

Cash provided by financing activities

For the nine months ended September 30, 2009, net cash provided by financing activities decreased to $246,443  as compared to cash provided by financing of $7.7 million for the same period ended September 30, 2008, representing a decrease of 96.8%.  The decrease was primarily due to the additional bank loan received in the amount of $7.2 million for the nine months ended September 30, 2008, and for the nine months ended September 30, 2009, the Company has borrowed and repaid the short term loan within three months period of time.

Related Party Transactions

The Company owed $308,182 and $596,023 to a stockholder as of September 30, 2009 and December 31, 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount with loan in nature due at 5.24% and 7.47% for the nine months periods ended September 30, 2009 and 2008, respectively.  Total imputed interest recorded as additional paid-in capital amounted to $13,557 and $21,974 for the nine months ended September 30, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

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

Effective January 1, 2009, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of- completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Enterprise Wide Disclosure

The Company’s chief operating decision-makers (i.e., the Chief Executive Officer and personnel reporting directly to the Chief Executive Officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

Recently issued accounting pronouncements and adopted accounting

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and all subsequent public filings to be made by the Company will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal control over financial reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 we identified certain material weaknesses in our internal control over financial reporting, and we stated in such Annual Report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 that our management concluded that our internal controls over financial reporting were not effective during the quarters ended March 31and June 30, 2009.

We therefore have taken the following steps to remediate the material weaknesses that we identified and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

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

Management believes that the actions described above have remediate the material weaknesses we have identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and strengthened our internal control over financial reporting. Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2009, a total of 240,331 shares of Common Stock of the Company were issued as a result of the cashless exercise of 356,047 shares of warrants that were issued pursuant to the Engagement Agreement Providing for Investment Banking Services, dated October 5, 2007 by and between the Company and a placement agent for the Private Financing. Such issuances of the Company’s Common Stock were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D, and Regulation S promulgated thereunder.

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

RINO INTERNATIONAL CORPORATION

Date: November 13, 2009	BY:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.