Form 10-K
period 2009-12-31
RINO International CORP
filed 2010-03-31
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009

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

00186 411 8766 1222
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.0001 per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-
 Accelerated Filer   ☐    Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and 10% stockholders are “affiliates” of the Registrant) as of June 30, 2009 (based on the closing sale price on such date of the Registrant’s common stock, on the Over-the-Counter Bulletin Board as reported on Yahoo Finance) was $70,469,791.

As of March 31, 2010, there are 28,603,321 shares of common stock of the registrant, par value 0.0001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

RINO International Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2009

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

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us,"and "our" refer to (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind Group”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands, (iii) Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind Group organized under the laws of the People’s Republic of China (the “PRC” or “China”), (iv) RINO Investment (Dalian) Co., Ltd. (“RINO Investment”), a wholly-owned subsidiary of RINO International organized under the PRC law,  (v) Dalian RINO Heavy Industries Co., Ltd. (“RINO Heavy Industries”), a wholly-owned subsidiary of RINO Investment, organized under the PRC laws, (vi) Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”); (vii) RINO Technology Corporation (“RINO Technology”), a wholly-owned subsidiary of Dalian Rino under the laws of Nevada, and (viii) and Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”) and Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”).

ITEM 1.         BUSINESS

Through our contractually controlled affiliates in the People’s Republic of China, since October 5, 2007, we have been engaged in the business of environmental protection and remediation. Our business consists of designing, manufacturing, installing and servicing wastewater treatment and flue gas desulphurization equipment principally for use in China’s iron and steel industry, and anti-oxidation products and equipment designed for use in the manufacture of hot rolled steel plate products. At the present, RINO International’s sole business activities are acting as a holding company of our direct and indirect subsidiaries, Innomind Group Limited, a company organized under the laws of the British Virgin Islands, RINO Investment (Dalian) Co., Ltd. (“RINO Investment”), a wholly-owned subsidiary of the Company under the PRC law with its wholly-owned subsidiary in China, Dalian RINO Heavy Industries Co., Ltd. (“RINO Heavy Industries”), and Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”), which contractually controls and operates our affiliate Dalian Rino Engineering Science and Technology Co., Ltd. (“Dalian Rino”), a limited liability company organized under the laws of the PRC, and its subsidiaries Dalian Rino Environmental Engineering Design Co., Ltd.(“Dalian Rino Design”), Dalian Rino Environmental Construction and Installation Engineering Project Co., Ltd., (“Dalian Rino Installation”) and RINO Technology Corporation, a Nevada corporation (“RINO Technology”).

Our History

We were originally incorporated in Minnesota in 1984 as Applied Biometrics, Inc. In October 2007, through a share exchange transaction, a private financing transaction and a restructuring transaction, we, through our subsidiaries and variable interest entities (VIEs), currently engage in design, development, manufacture and installation of industrial equipment used mainly for environmental protection purposes in China.

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

Organizational History of Dalian Rino Engineering Science and Technology Co., Ltd (“Dalian Rino”), Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”),  Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”) and Rino Technology Corporation (“RINO Technology”)

Dalian Rino Engineering Science and Technology Co., Ltd (“Dalian Rino”)

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

Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”)

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

Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”)

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

Rino Technology Corporation (“Rino Technology”)

On August 19,2009, Daian RINO, incorporated by Rino Technology Corporation as its wholly owned subsidiary under the laws of Nevada, to focus on corporate business development activities. Rino Technology will assist the business of Dalian Rino by providing access to the contacts of innovative environmental pollution control technologies and companies.

Organizational History of Rino Investment (Dalian) Co., Ltd. (“Rino Investment”) and Dalian RINO Heavy Industries Co., Ltd. (“Rino Heavy Industries”)

Rino Investment (Dalian) Co., Ltd. (“Rino Investment”)

On November 30, 2009, the Company incorporated Rino Investment ( Dalian ) Co., Ltd. (“Rino Investment”) under the laws of the PRC. All of Rino Investment’s outstanding capital stock is held by Rino International Corporation, and by virtue of such ownership Rino Investment is a “wholly foreign owned enterprise (“WFOE”) under PRC law. Rino Investment has its office within the Dalian Development Zone, engaged in professional investment and business development.

Dalian RINO Heavy Industries Co., Ltd. (“Rino Heavy Industries”)

To expand the production capacity, Dalian Rino Heavy Industries Co., Ltd. (“Rino Heavy Industries”), as a foreign wholly owned subsidiary under the laws of PRC, was incorporated on December 4, 2009 by RINO Investment. Rino Heavy Industries, located in the Dalian Changxing Island Harbor Industrial Zone, is a heavy machinery processing enterprise, with a large scale (450m × 290m large) heavy industrial plant, capable of processing a wide range of mainframe parts. Rino Heavy Industries also focuses on the research and development, manufacturing, installing and maintaining environmental protection equipments.

Description of the Business

We are an industrial technology-based, PRC environmental protection and remediation company. Specifically, through our subsidiaries and controlled affiliates in China, we are engaged in the business of designing, manufacturing, installing and servicing wastewater treatment and exhaust emission desulphurization equipment principally for use in China’s iron and steel industry, and anti-oxidation products and equipment designed for use in the manufacture of hot rolled steel plate products. All of our products are custom-built for specific project installations, and we execute supply contracts during the design phase of our projects. Our products are all designed to reduce either or both industrial pollution and energy utilization, and comply with ISO 9001 Quality Management System and ISO 14001 Environment Management System requirements, for which RINO received certificates in 2004 and 2008.

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

Accordingly, environmental protection and remediation is a relatively new industry in the PRC. Nonetheless, like the Chinese economy, it is rapidly growing – we estimate that in the next 5 years, there is a wastewater remediation market of $260 million per year and the desulphurization market will grow at approximately 5% annually.  Further, the market for the Company’s products is highly regulated by the central PRC government, which sets specific pollution output targets for industrial enterprises. For this reason, we believe that the demand for our products is predictable, and will follow the growth of the PRC’s iron and steel industry and government-mandated pollution control standards that are being made more stringent annually. We also believe that our revenue and profitability growth to date arises from these same factors. Our revenues increased by 38.3% to $192.6million in fiscal year 2009 and by 119.8% to $139.3 million for fiscal year 2008 from $63.4 million in fiscal year 2007. Our gross profit increased by 33.1% to $72.3million in fiscal year 2009, compared to an increase of 78.3% to $54.3 million in fiscal year 2008 and the gross profit of $30.5 million for fiscal year 2007. Our income from operations increased by 142.9% to $55.3million in fiscal year 2009 and by 44.0% to $22.8 million in fiscal year 2008 from $15.8 million. Our after-tax net income increased by 165.0% to $56.4million and 108.3% to $21.3 million in fiscal years 2009 and 2008, respectively, compared to that of $10.2 million in fiscal year 2007.

Principal Products

We have three principal products and product lines: the “Lamella Inclined Tube Settler Waste Water Treatment System,” the “Circulating, Fluidized Bed, Flue Gas Desulphurization System,” and the “High Temperature Anti-Oxidation System for Hot Rolled Steel.”

Lamella Inclined Tube Settler Waste Water Treatment System

Our core product, the Lamella Inclined Tube Settler Waste Water Treatment System (the “Waste Water System”), is a highly efficient wastewater treatment system that incorporates our proprietary and patented ‘Lamella Inclined Tube Settler’ technology. We believe that the System is among the most technologically advanced wastewater treatment systems presently in use in China’s iron and steel industry. It includes industrial water treatment equipment, complete sets of effluent-condensing equipment, highly efficient solid and liquid abstraction dewatering equipment and coal gas dust removal and cleaning equipment. The technology has received numerous regional and national design awards, and has been successfully installed and used at some of the largest steel mills in China, including Jinan Iron & Steel Group Co., Ltd., Benxi Iron & Steel (Group) Co., Ltd., Handan Iron & Steel Group Co., Ltd., Tianjin Tiangang Group Co., Ltd., Shijiazhuang Iron & Steel Group Co., Ltd., Panzhihua Iron & Steel Group Co., Ltd., Anyang Iron & Steel Group Co., Ltd., Nanchang Changli Steel Co., Ltd., Shaogang Steel Co., Ltd., Linggang Steel Co., Ltd. Weifang Steel Group Co.,Ltd and Puyang Steel.

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
Inclined plate, inclined tube inclining angle 450, results show that the smaller the inclining angle of the inclined tube or plate, the smaller the settling particles removed, the higher settling efficiency for removal of particulate matter.

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

Circulating, Fluidized Bed, Flue Gas Desulphurization System

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

The Desulphurization System utilizes proprietary technology jointly developed by RINO and the Chinese Academy of Sciences. We have the right to acquire certain related technology from the Chinese Academy of Sciences for RMB 1,000,000 pursuant to a technology transfer agreement dated May 18, 2007.

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

High Temperature Anti-Oxidation System for Hot Rolled Steel

Our High Temperature Anti-Oxidation System for Hot Rolled Steel (the “Anti-Oxidation System”) is a set of products and a mechanized system that substantially reduces oxidation-related output losses in the production of continuous cast, hot rolled steel.   In the process of continuous cast, hot rolled steel, oxidation-related output loss ranges from 2% -5% on average. This translates into a loss of production output or throughput of 2%-5%.  Our Anti-Oxidation System reduces oxidation-related output loss by over 60%, from the current level of approximately 3% to around 1.2%.  In addition, oxidation in high-temperature steel production results in the waste of water and energy and generates pollution.  In the United States, Japan, and Europe, technology has been developed to ameliorate this problem, but the cost of the coating used in the process and the inability of the equipment to be utilized in high temperature environments limits its application to specialty steel products such as stainless steel, and silicon and carbide steel products.

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

Contract Machining Services

In addition to the environmental remediation and protection systems above, since late 2005 we have also being using our over capacity during “down time” to perform contract machining services for third-party industrial enterprises.

The specialized heavy machinery and equipment that we use to produce our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System also provides us with a substantial capacity to undertake the machining of large, high-precision and advanced structures. To this end, Dalian Rino established and the Company maintains strategic cooperation relationships with Dalian Heavy Industry (Zhonggong) and China First Heavy Industries with which we contract to provide production time on our heavier machine tools, during “down time” on our own production. For fiscal years 2007, 2008 and 2009, such contract manufacturing business has provided the Company with $21,313,500, $19,422,523 and $5,169,434 in revenues, respectively, and $13,134,648, $9,322,907 and $2,311,315 in gross profit, respectively.

We expect that as sales of its own products increase, we will reduce or eliminate contracting the use of our machines and equipment to third parties.

New Products and Product Development

Sludge Treatment System

In November 2008, Dalian University of Technology successfully developed a new sludge treatment system with our cooperation. The new sludge treatment system can be used to treat sludge generated by the municipal wastewater treatment process, industrial sludge generated by the chemical industry and oil sludge generated by oil industry. We estimate that there is a market of approximately $28.8 billion for the treatment of sludge generated by various municipal wastewater and industrial processing systems in the PRC market.  To treat the sludge, the first and most critical step is to remove water from the sludge through a dehydration process, which will reduce the quantity of the sludge and make it easier to be incinerated. Depending on the heavy metal content of the desiccated sludge, the final product can be used as agricultural fertilizer if the heavy metal content is low, or, after further processing, as a component in various construction materials if the heavy metal content is high.

We believe the current best sludge treatment technology available in the PRC market (provided by third parties) allows for a 30% reduction of water in the sludge while our technology, using superheated steam to dehydrate sludge, provides an improvement of 10% in water reduction.  In addition, our new sludge treatment system costs approximately 50% less than imported products and the costs of daily operation are approximately 45% less. The Chinese government recently promulgated a new regulation requiring at least 60% of municipal wastewater be treated by 2010, the implementation of which is expected to significantly increase the amount of sludge generated by the wastewater treatment process in China in the next several years. We estimate the profit to process one ton of sludge generated by municipal wastewater treatment process varies between $12 and $19 depending on the steam source. Currently, approximately 27.8 million metric tons of sludge is being generated by the wastewater treatment process annually with a water content of approximately 80%.

We believe Northeastern China, where Dalian RINO is located, is the oil industry center and this region generates approximately 2 million tons of oil sludge annually. We estimate the profit to process one ton of oil sludge averages $30.

Dalian University of Technology has made a patent application for this technology in China (Application number: 200710011115.0).  Based our agreement with Dalian University of Technology, Dalian Rino will pay an ongoing royalty of approximately 5% of sales to the university. As of the date of this Report, Dalian Rino has not paid out any royalty to Dalian University of Technology.

DXT System

In early September 2009, we commenced installation of our new proprietary ammonia-based desulphurization system (the "DXT system") on a 280 m2 sinter system at Hunan Lianyuan Iron and Steel Company.  The total contract value is approximately $10 million with the installation scheduled to be completed during the second quarter of 2010.  The DXT system  utilizes a technology, through a contractual arrangement , that has been applied by Baosteel Group Co., China's largest steel producer, to its manufacturing process during the past 10 years.  Our DXT system applies such technology, to the best of our knowledge for the first time, in the desulphurization process in China's iron and steel industry.  Our new DXT operating system utilizes coking waste ammonia in the flue gas to effectively remove the sulphur dioxide from the sinter flue gas and produces ammonia sulfate as a by-product, which can be used as fertilizer.  We believe that in addition to our commitment to filtering out up to 99% of the harmful sulphur emissions, the DXT system utilizes less energy, decreases operating and maintenance costs, and creates a sustainable revenue generating activity through the production of fertilizer.  The Chinese government strongly supports technologies which are both environmentally friendly and economical.  Our customers in the iron and steel manufacturing industry that use the DXT system will be eligible for tax credits and government subsidies to offset the costs.

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

In addition to the blast furnaces and converters with no wastewater treatment facilities, we believe that there is a large replacement market potential for those operations with wastewater treatment systems that utilize the traditional inclined plate settling pool technology. This is older technology introduced by the former Soviet Union in the late 1970s and applied in iron and steel industry in the 1980s. Compared with our proprietary Lamella Wastewater System technology, wastewater treatment systems using the traditional inclined plate settling pool technology has lower throughput capability, a much larger footprint and involves high maintenance requirements and expenses. Based on our market research with our end-use customers as well as market investigation with other iron and steel foundries and mills, we believe there will be a substantial need to replace this aging technology in 10 years, thereby creating an additional market of $87,900,000 for blast furnace and converter retrofits based on an average cost of $2 million to retrofit a blast furnace and $1.7 million to retrofit a converter.

Using proprietary and patented technology which removes up to 98% of particulates, producing 100-150 m3 of effluent water per hour with an average of 50mg/L of particulates, we believe our Lamella Wastewater System has been a market leader for wastewater treatment in the iron & steel industry.  For fiscal years 2008 and 2009, revenues generated from our wastewater treatment business was $14.4 million and $46.0million, respectively, representing 10.4% and 23.9% of our total revenues for fiscal years 2008 and 2009, respectively.

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

Our desulphurization system has been installed in steel mills such as Jinan Iron and Steel Co., Panzhihua Iron & Steel, Shengfeng Iron & Steel, Handan Iron & Steel, Chongqing Iron & Steel.  and Kunming Iron & Steel, Hulingnianyuan Iron and Steel, Nanchangchangli Iron & Steel, Qianjing Iron & Steel ,Yuhua Iron & Steel, Zhuhai Yueyufeng Iron & Steel,Hefei Iron &Steel, Jiangsu Xigang Iron &Steel, Zhangdian Iron & Steel and Hunan Lianyuan Iron &Steel .  For fiscal years 2008 and 2009, revenues generated from our desulphurization business was $105.3 million and $116.4 million, respectively, representing 75.6% and 60.4% of our total revenues for fiscal years 2008 and 2009, respectively.

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

For fiscal years 2009 and 2008, revenues generated from our anti-oxidation business was $25.1 million and $5.7 million, respectively, representing 13.0% and 4.1% of our total revenues for fiscal years 2009 and 2008, respectively.

Raw Materials Supply

The principal raw materials used in our business are steel and steel products, ancillary components used in our final products (such as motors), electrical cable, lubricants, cutting and welding material, and special plastic tubes used in our wastewater treatment system.  Our principal suppliers, Dalian Shuntongda Trading Co., Ltd. and Dalian Shuangying Trading Co., Ltd., provided approximately 93% of the Company’s purchases of raw materials for the year ended December 31, 2009 and 88% of the Company’s purchase of raw materials for the year ended December 31, 2008. Dalian Shuntongda is well connected in the iron and steel industries and can obtain steel and steel products from numerous suppliers in the PRC market at favorable (often below market) prices.  In addition, we are able to purchase steel and steel products from other suppliers and we intend to work with other qualified suppliers if the supply terms are more competitive than the existing terms available to us.

 Intellectual Property

Set forth below is a list of the patents that we own or with regard to which we have submitted applications for patent approval:

Jurisdiction	Project description	Patent No.	Patent type	Patent Status	Expiration Date
China	Desilting Inclined Plate and Tube Settler in Full Automation	200920010319.7	Practical new	Granted	January 2010

China	Inclined Plate and Tube Settler of Deposition with Three Continuous Processes	200920010318.1	Practical new	Granted	January 2019

China	Slurry Cleaning Equipment	032119135	Practical new	Granted	March 13, 2013

China	Wastewater comprehensive treatment system and method	ZL03111178.5	Invention patent	Granted	March 13, 2023

PCT International	Antioxidation Coating for Steel and Antioxidation Method Using the Same	7494692	Invention patent	Granted	April 3, 2028

China	Desulphurization Process of Sintering Flue Gas	200810128193.3	Invention patent	Application under review

PCT International	Inorganic Composite Binders with High-temperature Resistance	PCT/CN2007/000568	Invention patent	Application under review

PCT International	Anti-oxidation Spray Methods and Spray Equipment for Steel Billets	PCT/CN2007/001475	Invention patent	Application under review

China	Sintering Flue Gas Desulphurization Process	200810128193.3	Invention patent	Application under review

China	Desulphurizing Tower Used in Ammonia Method Desulphurization	200920168767.X	Practical new	Application under review

China	Municipal Solid Waste Incineration Process and System Based on Mechanical-Biological Pre-treatment	200910010923.4	Practical new	Application under review

China	Municipal Solid Waste Incineration System Based on Mechanical-Biological Pre-treatment	200920012515.8	Invention patent	Application under review

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

Trademark and Logo.

The Chinese version of the “RINO” trademark, 绿诺, and associated logo are both registered by Dalian Rino in the PRC. Their perpetual, royalty-free use by Dalian Innomind is authorized as part of the Restructuring Agreements.

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

Customers

Historically, we generate revenues from large scale projects based on long-term fixed price contracts with customers for the manufacturing and installation of customized industrial equipment.  Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time.  Generally, each of our projects involves the manufacturing, installation and testing of the equipment we sell. Due to the size of our projects and the length of time to complete our projects (averaging six to eight months), it appears that our revenues are generated from a limited number of customers at any given period of time.  However, we do not rely on a limited number of customers for revenue generation over time, as they constantly change.   Nevertheless, given the cost of our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System products, we believe that for the foreseeable future the Company will continue to rely on large customers for a substantial portion of its gross revenues. There are approximately 34 iron and steel companies in the PRC of a size and with annual production levels that make our products feasible for sale and installation.  In order to expand our sales, we plan to capture increasing numbers of these potential customers for primary product sales, and aggressively cross-sell our products to each customer. In fiscal years 2009 and 2008, we enlarged our customer base and revenue generation was much less concentrated.  As a result, 2009 revenues generated from our top customers in prior years did not account for a large percentage of total revenues in fiscal year 2009. In fiscal years 2009 and 2008, revenues generated from our top six customers accounted for 33.38% and 34.78% of our total gross revenues, respectively.

During the year ended December 31, 2009 and 2008, the Company has no customer accounted for more than 10% of the Company’s total sales.

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

Research and Development; Growth Strategy

In 2009, we expended approximately $0.22 million for product research and development, approximately $0.22 million of which was directed at flue gas desulphurization.  In 2008, we expended approximately $0.7 million for product research and development, approximately $0.6 million of which was directed at flue gas desulphurization and approximately $0.1 million was directed at the sludge treatment system. The Company’s continuing research and development program is linked to our growth strategy directed towards 2010 and several years thereafter, during which time we will develop export markets for our products in the United States and Western Europe and seek to develop new applications for our products suited to and targeted at these new, international markets.  In conducting our research and development, the Company expects to continue its collaborative relationship with the Chinese Academy of Sciences, and also collaborate with Dalian Technology University.

Recent Development

Changxing Island Land

On March 2, 2010, Rino Heavy Industry entered into a Purchase Agreement for Land Use Right of State-Owned Construction Site (the “Agreement”) with Dalian City Land Resources and Housing Bureau of Liaoning Province of PRC (the “Seller”) for the land located at Enterprise District, Lingang Industrial District, Changxing Island, Dalian (the “Changxing Island Land”). Such land is intended for industrial use only. The purchase price for the land use right is in an aggregate amount of RMB 51,239,320 (or approximately $ 7,516,808 based on the exchange rate of ) (the “Purchase Price”). Under the Agreement, the Purchase Price shall be paid off in a lump sum payment within 60 days after execution of the Agreement. Rino Heavy Industry will be subject to penalties of 1‰ of the Purchase Price for each day of late payment. Rino Heavy Industry also covenants under the Agreement that total investment of the projects to be constructed on the Changxing Island Land shall be no less than RMB 636,532,098 (or approximately $ 93,379,259).

2009 Registered Direct Offering

On December 7, 2009, the Company consummated a registered direct offering (the “2009 Registered Direct Offering”) to select investors of an aggregate of 3,252,032 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), Series A Common Stock Warrants, which are exercisable within six months of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “Series A Warrants”) and the Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “Series B Warrants”; together with the Series A Warrants, the “Warrants”). Rodman & Renshaw, LLC served as sole placement agent in the 2009 Registered Direct Offering.

Establishment of New Subsidiaries

During the fiscal year of 2009, we incorporated three new subsidiaries: (i) Daian RINO incorporated Rino Technology Corporation, a Nevada corporation, (ii) Rino Investment (Dalian) Co., Ltd. (“Rino Investment”) a PRC company; and (iii) Dalian Rino Heavy Industries Co., Ltd. (“Rino Heavy Industries”), a PRC company. For more details, please refer to the “Organizational History” of our subsidiaries under Item 1”Our Business” herein.

Waiver and Reduction of Liquidated Damages

On April 3, 2009, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with certain holders of the shares of the Company’s common stock representing holders of a majority in interest of the shares of the Company’s common stock issued in the private placement transaction consummation on October 5, 2007 (the “2007 Private Financing”).  The Amendment Agreement amends the relevant provisions of the Securities Purchase Agreement and the Registration Rights Agreement that the Company entered into with the investors in the Private Financing, such that (i) no amount of liquidated damages shall have been incurred and payable to the investors due to the late appointment of independent directors, (ii) the liquidated damages incurred due to the late effectiveness of the registration statement shall be paid in the form of shares of the Company’s common stock of up to 192,045 shares, or, at the election of each investor, in cash of (up to an aggregate of $860,362 for all investors).

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

Our major competitors may be better able than us to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices at the expense of our market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

We may not be able to effectively control and manage our growth

Our total revenues of $192.6 million for the year ended December 31, 2009, representing an increase of 38.3% from the total revenues of $139.3 million for the same period ended December 31, 2008. If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy these kinds of increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

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

Historically, we generate revenues from large scale projects based on long-term fixed price contracts with customers for the manufacturing and installation of customized industrial equipment.  Five major customers accounted for 88% of the sales for the year ended December 31, 2007. In fiscal years 2009 and 2008, revenues generated from our top six customers accounted for 33.38% and 34.7% of our total gross revenues, respectively. Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time.  Generally, each of our projects involves the manufacturing, installation and testing of the equipment we sell. Due to the size of our projects and the length of time to complete our projects (averaging six to eight months), it appears that our revenues are generated from a limited number of customers at any given period of time.  However, we do not rely on a limited number of customers for revenue generation over time, as they constantly change.   Nevertheless, given the cost of our Lamella Wastewater System, Desulphurization System and Anti-Oxidation System products, we believe that for the foreseeable future we will continue to rely on large customers for a substantial portion of our gross revenues. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenues ..

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

We are constantly striving to improve our internal accounting controls. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. As disclosed in Item 9A Controls and Procedures of this Annual Report, if we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws. .

Our internal controls over financial reporting was ineffective as of December 31, 2009, and management’s report was not subject to attestation by the Company’s independent auditor  as to their effectiveness for the fiscal year ended December 31, 2009, which could have a significant and adverse effect on our business.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ..  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management assessed and evaluated our internal controls over financial reporting as of December 31, 2009 and has so far identified the material weaknesses in Item 9A Controls and Procedures of this Annual Report. As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009 based on the “Internal Control— Integrated Framework” set forth in COSO.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. We believe that the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  Even though we intend to adopt measures to remediate the weaknesses that management has already identified as of December 31, 2009, there is no guarantee that these remedial measures will be effective. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We may have inadvertently violated Section 402 of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Exchange Act and may be subject to sanctions for such violations.

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our financial position, results of operations or cash flows.

On December 7, 2009, the Company made a loan of approximately $3,500,000 to Mr. Dejun Zou and Ms. Jianping Qiu on an unsecured and interest free basis. As of the date of this Report, $300,000 has been repaid Mr. Zou and Mrs. Qiu are directors and officers of the Company. There was no written loan agreement entered into by the parties regarding the foregoing.

The making of this loan and the continuation of such indebtedness thereafter until it is fully repaid create a contingent liability for a possible violation of Section 13(k) of the Exchange Act (Section 402(a) of the Sarbanes-Oxley Act of 2002). Section 13(k) provides that it is unlawful for a company, such as the Company, which has a class of securities registered under Section 12 of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our financial position, results of operations or cash flows.

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

The terms of the Restructuring Agreements were negotiated between Dalian Rino and the investors in the private placement that we completed on October 5, 2007 on behalf of the Company at an arms-length, the approval of which by the Company was a condition precedent to closing of the private placement. However, there may be potential conflicts of interest in the performance and enforcement of the Restructuring Agreements because our CEO and director, Mr. Zou, who, together with his wife, are the sole beneficiaries of The Innomind Trust which 100% of Daliano Rino’s equity interest. As such, we can not assure you that Mr. Zou, in his capacity as our CEO and director, will act in the best interest of the Company when a conflict between us and Dalian Rino arises because of his ownership interest in Dalian Rino. For example, if Dalian Rino violates the Restructuring Agreement because of its failure to pay any management fee to Dalian Innomind, the fact that Mr. Zou has a 90% ownership interest in Dalian Rino may affect his decision as to whether and/or how vigorously the Company will seek to enforce its rights under the Restructuring Agreements.

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

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002. Please refer to the risk factors entitled “ We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate,” and “Our internal controls over financial reporting was ineffective as of December 31, 2008, and management’s report was not subject to attestation by the Company’s independent auditor  as to their effectiveness for the fiscal year ended December 31, 2008, which could have a significant and adverse effect on our business” for more information regarding our financial controls and management.

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
Our officers and directors beneficially own approximately 62.5% of our Common Stock. As a result, they are able to control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of our directors and officers may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can, in turn, affect the market price of our common stock.

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

Branch Offices

In addition to the head office in Dalian, the Company leases a branch office in Beijing in year 2009. Our Beijing branch office has an area of 180 square meters and it covers and is responsible for the Company’s operations in a specific territory in China. The annual rent for our Beijing branch office in 2009 is approximately $9,774.

On July 31, 2009, the Company leases a branch office in Rancho Santa Margarita, California. The lease term from August 1, 2009 to July 31, 2010 with monthly rent amounted to $1,695.00.

Changxing Island Land

On March 2, 2010, Rino Heavy Industry entered into a Purchase Agreement for Land Use Right of State-Owned Construction Site (the “Agreement”) with Dalian City Land Resources and Housing Bureau of Liaoning Province of PRC (the “Seller”) for the land located at Enterprise District, Lingang Industrial District, Changxing Island, Dalian (the “Changxing Island Land”). Such land is intended for industrial use only. The purchase price for the land use right is in an aggregate amount of RMB 51,239,320 (or approximately $ 7,516,808) (the “Purchase Price”). As of March 31, 2010, the Purchase Price has been paid off by Rino Heavy Industry to the Seller, and the title of the Changxing Island Land will be conveyed to Rino Heavy Industry in April 2010.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings (other than ordinary routine litigation incidental to our business), nor are we aware of any such proceedings threatened against us or our subsidiaries.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the NASDAQ Global Market under the trading symbol “RINO.”

As of March 31, 2010, we had 28,603,321 shares of common stock, par value 0.0001 per share issued and outstanding, Series A Warrants (subject to adjustment) to purchase 1,138,211 shares of our common stock issued and outstanding and Series B Warrants (subject to adjustment) to purchase 1,138,211 shares of our common stock issued and outstanding.

As of March 29, 2010, the last reported close price of our common stock was $23.43 per share.

Before July 13, 2009, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "JDMC". There was no established public market for shares of our common stock before July 13, 2009.

The following table sets forth the high and low daily sale prices of our common stock as reported on NASDAQ Global Market and summarized by Yahoo Finance (http://finance.yahoo.com), for each fiscal quarter during each of the fiscal years ended December 31, 2009 and December 31, 2008. These prices are based on inter-dealer prices, without retail markup, markdown or omissions and may not represent actual transactions.

Quarter Ended	High	Low
03/31/2008	$9.00	$7.75
06/30/2008	$11.50	$11.50
09/30/2008	$8.25	$8.25
12/31/2008	$3.70	$3.50
03/31/2009	$2.50	$2.50
06/30/2009	$10.00	$9.60
09/30/2009	$22.31	$20.45
12/31/2009	$28.31	$27.63

Holders

As of March 31, 2010, there were approximately 104 holders of record of our outstanding common stock, 8 holders of our outstanding Series A Warrants and 8 holders of our outstanding Series B Warrants. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiary, Dalian Rino to obtain approval to send monies out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plan not approved by security holders	—	—	2,500,000
Total	—	—	2,500,000

In July 2009, our Board of Directors adopted RINO International Corporation 2009 Stock Incentive Plan (the “Plan”) to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders. The Plan is incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2009.

The aggregate number of shares of our common stock that may be issued under the Plan is 2,500,000 shares, subject to adjustment under the Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the operations, performance, financial condition and growth of the Company, together with its direct and indirect subsidiaries and controlled affiliates. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under the Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in the Company’s other filings with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part IV, Item 15 and elsewhere in this report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) RINO International Corporation (formerly Jade Mountain Corporation), (ii) Innomind Group Limited (“Innomind”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands; (iii) Rino Investment Co., Ltd., a wholly-owned subsidiary of RINO International Corporation under the laws of the People’s Republic of China (the “PRC”); (iv) Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of PRC; ; (v) Dalian RINO Heavy Industries Co., Ltd. (“RINO Heavy Industries”), a wholly-owned subsidiary of RINO Investment, organized under the PRC laws; (vi)Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”); (vii) Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd., organized under the PRC laws (“Dalian Rino Design”); (viii) Dalian Rino Environmental Construction & Installation Project Co., Ltd., organized under the PRC laws (“Dalian Rino Installation”) and (viv) Rino Technology Corporation, a wholly-owned subsidiary of Dalian Rino organized under the laws of the state of Nevada (“Rino Technology”).

Company Overview

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries and contractually controlled affiliates, are headquartered in Dalian, China. We are engaged in designing, developing, manufacturing, installing and servicing proprietary and patented sinter flue gas desulphurization equipment (FGD), waste water treatment and high temperature anti-oxidation systems to the large, state-owned iron and steel industry manufacturers in the People’s Republic of China.  Our business operations are conducted throughout China.

Traditionally, we have three principal products and product lines:

·	Lamella Inclined Tube Settler Waste Water Treatment System, a highly efficient wastewater treatment system that incorporates our proprietary and patented ‘Lamella Inclined Tube Settler’ technology.

·
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

·
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

We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory and marketing approvals and laws, reliance on key customers, enforcement of patent and proprietary rights, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

The following is a summary of key 2009 financial and non-financial information:

Key 2009 financial information

We had a strong year in 2009. Despite weak economic conditions early on in 2009, continued industrialization, increasingly stringent environmental standards and the massive government stimulus program created a positive environment for our business. The Company achieved total revenues of $192.6 million for the year ended December 31, 2009, representing an increase of 38.3% from the total revenues of $139.3 million for the same period ended December 31, 2008. Our gross profit increased from $54.3 million for the year ended December 31, 2008 to $72.3 million for the same period of 2009, representing an increase of 33.1%.  Our income from operations reached $55.3 million for the year ended December 31, 2009 from $22.8 million for the same period in 2008, representing an increase of 142.9%.  Our net income for the year ended December 31, 2009 grew to $56.4 million from $21.3 million for the same period in 2008, representing an increase of 165.0%.

2009 Registered Direct Offering

On December 7, 2009, the Company closed sales of 3,252,032 shares of its common stock, Series A Warrants to purchase 1,138,211 common stock and Series B Warrants to purchase 1,138,211 shares of common stock with the gross proceeds of $99,999,984 (the “2009 Registered Direct Offering”). The Company plans to use the proceeds from this financing for working capital as more fully described in the financing documents.

Adoption of ASC 815 Derivatives and Hedging

On January 1, 2009, the Company adopted ASC 815 Derivatives and Hedging and treated warrants as derivative liability since their issuance date and change in the fair value of the warrants are recognized in earnings until such time as the warrants are exercised or expired. As such, the Company recognized warrant liabilities of $15,172,712 as of December 31, 2009.

Formation of Subsidiaries

On August 18, 2009, Dalian Rino formed Rino Technology Corporation (“Rino Technology”), as a wholly owned subsidiary under the laws of the U.S. The Company is a corporation organized and existing under the laws of Nevada.   The purpose of Rino Technology is to provide improved communications and administrative support for Dalian Rino, as well as research and development of U.S. business opportunities as they arise.

In November 2009, the Company formed Rino Investment Co., Ltd. (“Rino Investment”), a wholly-owned subsidiary, to pursue selective strategic acquisitions, focusing on product line extensions and access to new markets. It will also provide services to its investing enterprises in the areas of technical support, technical staff training and setting up domestic research development center which helps to engage in the leading industrial technology development. Pursuant to the business permits, Rino Investment’s right of operation expires on November 29, 2029 and its business permit is renewable upon expiration.

In December 2009, Rino Investment formed Dalian Rino Heavy Industry Co., Ltd. (“Rino Heavy Industry”), a wholly owned subsidiary of Rino Investment, to expand the production capacity. Rino Heavy Industry, located in Dalian Changxing Island Harbor Industrial Zone, is a heavy machinery processing enterprise, with a large scale (450m × 290m large) heavy industrial plant, capable of processing a wide range of mainframe parts. Rino Heavy Industry is also focused on R&D, manufacturing, installing and maintaining environmental protection equipments.

Qualified to Do Business in California

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

Appointment of Yu Li as Controller (principal accounting officer)

On November 14, 2009, the Board of Directors of RINO International Corporation approved and confirmed the appointment of Yu Li as its Controller (principal accounting officer).  Prior to her appointment to such position, Ms. Yu had been the Company’s accounting manager since the Company’s inception.

New Products

1)	DXT System

In early September 2009, we commenced installation of our new proprietary ammonia-based desulphurization system (the "DXT system") on a 280 square meter sinter system at Hunan Lianyuan Iron and Steel Company. The total contract value is $14 million with the installation scheduled to be completed during the second quarter of 2010. We designed our DXT system based on a technology that we licensed from Baosteel Group Co., China's largest Steel Producer, which has been applying this technology to its manufacturing process during the past 10 years. Our new DXT operating system utilizes coking waste ammonia in the flue gas to effectively remove the sulphur dioxide from the sinter flue gas and produces ammonia sulfate as a by-product which can be used as fertilizer. In addition to filtering out more than 99% of harmful sulphur emissions, the DXT system utilizes considerably less energy, decreases operating and maintenance costs, and creates a sustainable revenue generating activity through the production of fertilizer. The Chinese government strongly supports technologies which are both environmentally friendly and economical. Our customers in the iron and steel manufacturing industry that use the DXT system will be eligible for tax credits and government subsidies to offset the costs.

2)	DWM Sludge Treatment Equipment

On October 20, 2009 we entered into a two-phased contract valued at $18.4 million with the government of Dalian Development District. The new sludge treatment system, which should be installed during the $9.6 million first phase of the contract, is expected to initiate operations by August 2010 and will achieve a processing capacity of 200 tons per day. After the $8.8 million second phase installation, which will commence in September 2010 and is expected to be online by February 2011, the processing capacity of the sludge treatment system will increase by an additional 200 tons per day.

The new Rotary Drum Film Dryer ("DWM") sludge treatment system, which was used in this contract, was successfully developed through cooperation with the Dalian University of Technology in November 2008. The new sludge treatment system can be used to treat sludge generated by the municipal wastewater treatment process, industrial sludge generated by chemical industry and oil sludge generated by the oil industry. We estimate that there is a market of approximately $28.8 billion for the treatment of sludge generated by various municipal wastewater and industrial processing systems in the PRC market.

Recent policy guideline on FGD set agenda for implementation through 2011

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

The new policy carries important implications for our business as it prioritizes the steel sinter FGD as a priority environmental project, sets specific desulphurization targets, and enables both the central and local governments to provide priority funding for the installation of FGD equipment, while offering further support for domestic based technology.  The government plan calls for the number of sinters to be equipped with FGD systems to double annually through 2011. Specifically, the government aims to install FGD for an additional 15,800 square meters of sintering bed capacity with a total of 200,000 tons of annual desulphurization capacity. To support adoption, the government will encourage the build-out through BOT (build-operate-transfer) ownership structures which would allow the financier to operate the system for up to 20 years and then transfer ownership to the steel producer. The government will increase its ongoing inspection of sulphur dioxide emissions by steel companies and plans to install on-line, real time monitoring devices to ensure compliance.

Results of Operations

Comparison of the Year Ended December 31, 2009 and 2008

Net Sales

Net sales increased by $53.3 million to $192.6 million or an increase of 38.3% for the year ended December 31, 2009, as compared to $139.3 million net sales for the year ended December 31, 2008. Such increase was driven by the stringent environmental regulation, which has significantly increased our product sales and service demand.  The breakdown of the Company’s revenue growth is as follows:

	For the years ended December 31,
	2009		2008
	Net Sales (in thousand)	% to Total	Net Sales (in thousand)	% to Total	% Increase
Wastewater treatment equipment	$45,979	23.9%	$14,444	10.4%	218.3%
Flue gas desulphurization	116,403	60.4%	105,288	75.6%	10.6%
Anti-oxidation equipment and coatings	25,092	13.0%	5,747	4.1%	336.6%
Machining services	5,169	2.7%	13,864	9.9%	-62.7%
Total Net Sales	$192,643	100.0%	$139,343	100.0%	38.3%

Demand for our Lamella Wastewater System, increased 218.3% to $46.0 million for the year ended December 31, 2009, as compared with $14.4 million for the year ended December 31, 2008.   This increase was mainly attributable to the increase in the numbers of the projects and our successful execution of larger-size projects. We were working on much larger size wastewater treatment contracts, almost double the size of contracts executed in 2008. China continues to face severe water pollution. It is expected that total water waste will continue growing due to rapid urbanization and industrialization, reaching 79 billion tons by 2015. Moreover, the current wastewater treatment infrastructure is still inadequate and many wastewater treatment systems used have reached its service life, we anticipate there will be continued growing in the demand of our products and services.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. For the year ended December 31, 2009, we recorded revenues of $116.4 million, as compared to revenues of $105.3 million for the year ended December 31, 2008, representing an increase of 10.6%. The increase was mainly due to the increase in the size of the project. Compared the average contract price of all the contracts completed in 2009 and 2008, we see an increase of 39%.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We recorded revenues of $25.1 million anti-oxidation equipment and related coatings sales from 9 contracts executed for the year ended December 31, 2009, as compared to revenues of $5.7 million with 2 contracts completed for the year ended December 31, 2008, representing an increase of $19.3 million or 336.6%. The increase in revenues largely reflects our increased numbers of the projects as result of the expansion of our customer base during the period.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the year ended December 31, 2009, machining service revenue accounted for 2.7% of the total revenue as compared to 9.9% for the corresponding period in 2008. The decrease was largely attributable to the increasing demand from our own contracts, which left us with less capacity to provide machining services to third parties.

 Cost of Sales

The cost of sales for the year ended December 31, 2009 increased by $35.3 million to $120.3 million from $85.0 million for the year ended December 31, 2008, representing an increase of 41.5%.  Following the growing in our business, our capacity directly impacted how we operate and can change from period to period, depending on demand level, production efficiency and location of the contracts. When the capacity is approaching peak level by the increasing demand, we tend to outsource the capacity to subcontractors and consequently resulted in higher cost and lower profit margin. The increase in our cost of revenues was mainly driven by the increase in our revenue as well as the increase in our subcontractor costs. As a percentage of sales, the cost of sales increased to 62.5% for the year ended December 31, 2009 compared to 61.0% for the same period of 2008.  The breakdown of the cost of sales is as follows:

	For the years ended December 31,
	2009		2008
	Total (in thousands)	% of Sales	Total (in thousands)	% of Sales
Revenues
Contracts	$187,473		$119,921
Machining Services	5,169		19,423
Cost of Sales
Contracts	117,471	62.7%	74,910	62.5%
Machining Services	2,858	55.3%	10,100	52.0%
Gross Profit	$72,313		$54,334

Our gross profit has increased by $18.0 million or 33.1%. The increase was mainly as result of increase in revenue. Gross margin decreased from 39.0% in 2008 to 37.5% in 2009, reflecting an increase in cost of sales due to the increase in the numbers of the contracts using subcontractors.

Operating Expense

Operating expenses for the year ended December 31, 2009 decreased to $17.0 million from $31.6 million for the same period ended December 31, 2008, representing a decrease of 46.2%. The $14.6 million decrease in our operating expenses was largely result of a decrease of $17.5 million in charges for stock compensation expense which was partially offset by a $3.0 million increase in commission expenses and a $0.7 million increase in salary expenses, which is in line with our increase in revenue.

Liquidated Damage Expenses

In connection with the consummation of the Private Financing, and pursuant to the Registration Rights Agreement entered into between the Company and a group of accredited investors (the “Registration Rights Agreement”) on October 5, 2007, we were required to register for resale shares of our common stock issued to the investors and cause the registration statement to be declared effective by the SEC on or before March 3, 2008. In addition, under the Securities Purchase Agreement dated October 5, 2007, by and among the Company and such investors, we are required to appoint a 5 member board and a majority of the board members must be “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15) not later than 120 days after the date of the agreement.  The Securities Purchase Agreement required us to pay liquidated damages to the investors if we do not timely comply with these requirements.  We were late in complying with both requirements. As a result, we accrued liquidated damages on both accounts in the aggregate amount of $2.6 million as of December 31, 2008.

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

Other Income, net

Net other income for the year ended December 31, 2009 increased by $2.6 million to $1.1 million from $1.5 million net other expense in 2008. The increase in net other income was mainly due to fact that the Company recorded a gain on liquidated damage settlement in the amount of $1.7 million in 2009. In 2008, the Company recorded $1.6 million liquidated damage expenses related to the 2008 earnings target or “Make Good” provision pursuant to Agreement entered in October 2007. The change of the fair value of the warrant liability in the amount of $0.8 million as a loss was also a contributing factor to the net change in other income.

Liquidity and Capital Resources

A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our services and products. Historically, we funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. This is supplemented by our financing activities in the capital markets including potentially debt and equity, which supports major capital investments for future business growth.

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

Cash and Cash Equivalents

Our liquidity position remains strong, supported by approximately $134.5 million cash and cash equivalents as of December 31, 2009, representing an increase of 581.2% as compared to $19.7 million as of December 31, 2008. The increase in cash and cash equivalents was mainly driven by cash generated from operations and net cash proceeds of $94.9 million from issuance of 3,252,032 shares of common stock at $30.75 per share in public offering during the fourth quarter. Cash generated from operations and financing activities fully supported the needs of our working capital, and capital investments in 2009. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash provided by operations totaled $31.0 million in the year ended December 31, 2009. The major components of cash provided by operations are net earnings from operations adjusted for non-cash income and expense items and changes in working capital.

The following tables present our net cash flows for the year ended December 31, 2009 and for the same period ended December 31, 2008.

	For the years ended December 30,
US$ (in thousands)	2009	2008
Cash provided by operating activities	$30,931	$5,975
Cash used in investing activities	$(573)	$(3,459)
Cash provided by financing activities	$84,379	$8,845

Cash flow from operating activities

Net cash provided by operating activities was $31.0 million for the year ended December 31, 2009 as compared to net cash provided from operations of $6.0 million in the same period ended December 31, 2008. Increase in net cash provided by operating activities was largely due to the $56.4 million net income and was offset by $6.6 million increase in accounts receivable, $12.1 million increase in advances for inventory purchases, $4.2 million increase in inventories and $3.3 million increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Accounts Receivable

Our accounts receivable at December 31, 2009 increased to $57.8 million from $51.5 million at December 31, 2008, representing an increase of 12.2%. As a percentage of total sales, our accounts receivable decreased to 30.0% at December 31, 2009, as compared to that of 37.0% at December 31, 2008.  The increase in our accounts receivable was in line with our growth in revenue.

The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Allowance for bad debts amounted to $273,446 and $0 as of December 31, 2009 and 2008, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts

Costs and estimated earnings in excess of billings on uncompleted contracts increased to $3.3 million at December 31, 2009, from $0 at December 31, 2008.   All related costs and estimated earnings were timely billed, which resulted in $0 in costs and estimated earnings in excess of billings as of December 31, 2008. Among the two contracts remaining open as of December 31, 2009, one contract has the terms allowing the customer to make payments in installments after the construction are fully completed, which resulted in $3.3 million increase in costs and estimated earnings in excess of billings.

Advances for inventory purchase

Our advances for inventory purchase increased to $34.1 million at December 31, 2009, an increase of $12.1 million or 54.9%, from the $22.0 million recorded at December 31, 2008.  The increase was our response to the continuous growth in sales and our effort to ensure timely delivery of raw materials needed to execute existing production contracts.

Cash used in investing activities

For the year ended December 31, 2009, net cash used in investing activities decreased to $0.6 million as compared to $3.5 million used for the same period ended December 31, 2008, representing a decrease of $2.9 million or 83.4%. This decrease primarily resulted from less capital expenditure in 2009.

Cash provided by financing activities

For the year ended December 31, 2009, net cash provided by financing activities increased to $84.4 million as compared to cash provided by financing of $8.8 million for the same period ended December 31, 2008, representing an increase of $75.5 million or 854.0%.  The increase was primarily result of cash proceeds of $94.9 million from issuance of 3,252,032 shares of common stock at $30.75 per share in public offering during the fourth quarter offset by $16 million net increase in bank loan payment in 2009 compared to 2008.

On December 7, 2009, the Company closed a public offering of 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant; and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing day until the one year one day anniversary of the closing date, to purchase up to an aggregate of $1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant. The Company received net proceeds of approximately $94.9 million from the offering, after deducting underwriting discounts and estimated offering expenses. The offering was underwritten by Rodman & Renshaw, LLC (“Rodman”), pursuant to the Underwriting Agreement by and between the Company and Rodman dated as of December 2, 2009.

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to a liability, as if these warrants were treated as a derivative liability since their issuance in October, 2007 (“2007 Warrants”). On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 from beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. In July, August and October of 2009, warrants to purchase 382,500 shares of the Company’s common stock were exercised through cashless conversion. The fair value of the exercised warrants amounted to $5,881,107.   Therefore, the Company recognized $4,402,335 of loss from the change in fair value of these warrants for the year ended December 31, 2009.

On December 7, 2009, the Company closed sales of 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date; to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series A Warrants”); and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series B Warrants”). These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The fair value of the warrants on grant date and as of December 31, 2009 amounted to $18,743,862 and $15,172,712. Therefore, the company recognized $3,571,150 of gain from the change in fair value of warrants for the year ended December 31, 2009 on these warrants.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model. Details of the assumptions used to estimate the fair value of the warrants are described in Note 2 to the Consolidated Financial Statements.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2009
	2009	Level 1	Level 2	Level 3
Warrant liability	$15,172,712	-	-	$15,172,712

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Related Party Transactions

The Company owed $494,614 and $596,023 to a stockholder as of December 31, 2009 and 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount with loan in nature due at 5.24% and 7.47% for the years ended December 31, 2009 and 2008, respectively.  Total imputed interest recorded as additional paid-in capital amounted to $13,557 and $24,268 for the years ended December 31, 2009 and 2008, respectively.

On December 7, 2009, the Company made a loan of approximately $3,500,000 to Mr. Dejun Zou and Ms. Jianping Qiu on an unsecured and interest free basis. Mr. Zou and Mrs. Qiu are directors and officers of the Company. There was no written loan agreement entered into by the parties regarding the foregoing.

The making of this loan and the continuation of such indebtedness thereafter until it is fully repaid create a contingent liability for a possible violation of Section 13(k) of the Exchange Act (Section 402(a) of the Sarbanes-Oxley Act of 2002). Section 13(k) provides that it is unlawful for a company, such as the Company, which has a class of securities registered under Section 12 of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company.

Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our financial position, results of operations or cash flows.

Mr. Zou and Ms. Qiu have repaid $300,000 as of the date of this Report have agreed to repay the loan on or before May 10, 2010.

Contractual Obligations

On March 2, 2010, Rino Heavy Industry entered into a Purchase Agreement for Land Use Right of State-Owned Construction Site (the “Agreement”) with Dalian City Land Resources and Housing Bureau of Liaoning Province of PRC (the “Seller”) for the land located at Enterprise District, Lingang Industrial District, Changxing Island, Dalian (the “Changxing Island Land”). Such land is intended for industrial use only. The purchase price for the land use right is in an aggregate amount of RMB 51,239,320 (or approximately $ 7,516,808) (the “Purchase Price”). Under the Agreement, the Purchase Price shall be paid off in a lump sum payment within 60 days after execution of the Agreement. Rino Heavy Industry will be subject to penalties of 1‰ of the Purchase Price for each day of late payment. Rino Heavy Industry also covenants under the Agreement that total investment of the projects to be constructed on the Changxing Island Land shall be no less than RMB 636,532,098 (or approximately $ 93,379,259).

As of December 31, 2009, the Company has deposited $341,673 (RMB2.3 million) for this land use right and reclassified as advances for non-current assets. In March 2010, the Purchase Price of the land use right was fully paid.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful account. The Company maintains reserves for potential credit losses on accounts receivable. The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue.

Billings in Excess of Cost and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized pursuant to the percentage-of-completion method.

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

Property, Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset.

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

Recently Adopted Accounting Standards

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, together with the independent registered public accounting firm reports thereon appear at pages starting from F-1of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

The disclosure required by Item 304(b) of Regulation S-K is incorporated herein by reference to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2010.

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

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this reports, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009, to satisfy the objectives for which they are intended.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework . The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed and evaluated our internal controls over financial reporting and concluded that the Company’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2009 because of the following identified material weaknesses in our internal control:

1) Insufficient controls over related party transactions and cash disbursement management

During the fiscal year ended December 31, 2009, the Company made a loan to certain officers and directors (the “Loan”) which created a contingent liability for a possible violation of Section 13(k) of the Exchange Act (Section 402(a) of the Sarbanes-Oxley Act of 2002). Section 13(k) provides that it is unlawful for a company, such as the Company, which has a class of securities registered under Section 12 of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company.

The lack of adequate cash disbursement management by the Company and lack of adequate procedures and controls with respect to related party transactions which allowed for the Loan to occur are material weaknesses in the Company’s internal controls. which existed during the fiscal year ended December 31, 2009.

2)  Ineffective controls over accounting for revenues and billing process

We did not design and maintain effective controls over the accounting for assets. Specifically, the controls over our billing system were not designed and operating effectively to ensure the completeness and accuracy of related revenues. As of December 31, 2009, the management noticed that our accounting department was not timely notified about the entry of certain subcontracted projects.

Further, during its evaluation, management determined that a material weakness existed with respect to our process of estimating the allowance for uncollectible accounts at December 31, 2009. The Company’s process for determining its allowance for uncollectible accounts focused primarily on evaluating the appropriate percentage of gross revenues to record during a particular period. However, as of December 31, 2009, the Company did not have processes or controls in place that would enable management to appropriately evaluate, document and review the adequacy of the allowance for uncollectible accounts as of a particular period-end.

3）Lack of controls over fixed assets management

We did not maintain effective controls over recording of fixed assets. Specifically, we mistakenly recorded the receipt of certain fixed assets, which resulted in significant adjustment between the fixed assets and the advance to suppliers. The lack of timely reconciliation procedures and deficient recordkeeping controls result in material weakness in this area such that there is a reasonable possibility that due to these control deficiencies a material misstatement will not be prevented or detected on a timely basis.

4）Lack of internal audit function

We lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of the internal audit function are yet to be developed.  Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CFO was not effective, therefore resulting in the delay of recording, reporting and the failure to comply with the Company’s Code of Ethics.

Remediation Initiatives

As a result of the foregoing material weaknesses, as of March 30, 2010, the Company’s audit committee of its Board of Directors has undertaken to further review internal controls along with management and in cooperation with outside consultants in order to remediate all existing material weaknesses and internal control deficiencies.

Management intends to take the following further specific actions to address the deficiencies that are identified during the fiscal year 2009 and strengthen our internal control over financial reporting:

•	to implement proper procedures of cash disbursement approval-control management under the supervision of the Audit Committee of the Board of Directors

•	to create positions in our accounting department to segregate duties of recording, authorizing and testing,

•	to increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals

•	to allocate sufficient resources to achieve an effective internal audit function

•	to establish direct reporting procedures from the Chief Accounting Officer to the Chief Financial Officer to ensure a better overview of the Company’s financial reporting system by the CFO.

•	to reemphasize to all the officers and employees of the Company the Code of Ethics and to ensure all officers and employees’ full compliance of the Code of Ethics

•	to adopt policies and procedures regarding related party transactions and to ensure Audit Committee’s review of all interested transactions

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect 100% of all errors and fraud that may occur. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. And management believes that the steps we are taking are necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

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

Changes in Internal Control over Financial Reporting

During fiscal  2009, we took the following steps to improve our internal control over financial reporting:

•	Effective November 14, 2009, the Company’s Board of Directors approved the appointment of Li Yu as its Chief Accounting Officer.

•	Effective June 30, 2009, the Company’s Board of Directors approved the appointment of Yi (Jenny) Liu as its Chief Financial Officer.

•	In the fiscal quarter ended June 30, 2009, the Company engaged PricewaterhouseCoopers as the Company SOX 404 compliance consultants.

•	The Company instituted formal contract review process to establish and document the revenue recognition events and methodology at the inception of revenue generating contracts.

•	The Company delivered training on revenue recognition principles and budgeting to sales and operational members of our divisions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of RINO International Corporation as of the date of this report are as follows:

Name	Position	Age
Zou Dejun	Director and CEO	49
Qiu Jianping	Director and Chairman of the Board	43
Quan Xie	Director	48
Zhang Weiguo	Director	52
Kennith C. Johnson, CPA	Director	56
Yi (Jenny) Liu	CFO	38
Li Yu	Controller	51

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

Ms. Yi (Jenny) Liu, served as Principal Financial Officer and Chief Accounting Officer of China Direct, Inc., a NASDAQ listed company from 2006 to March 2009. From 2002 to 2005, Ms. Liu served as Audit Supervisor of Hill, Taylor LLC, one of the biggest minority-owned CPA firms in Chicago. From 1995 to 2000, Ms. Liu worked for Mitsui Co., Ltd., a Fortune Global 500 company, as the accounting manager. In 1995, Ms. Liu graduated from Shanghai University of Engineering Science with a BA in Business Administration and in 2002 she obtained her MBA from the University of Illinois at Chicago.

Ms. Li Yu was appointed as the Chief Accounting Officer of the Company in November 2009 and has been the Company’s accounting manager since its inception. She graduated from Northeast Financial and Economic University in year 2008. Ms. Yu received a CFO Qualification Certificate issued by China Enterprise Confederation in January 2008.

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

Nomination of Directors by Security Holders

We do not currently have procedures by which our security holders may recommend nominees to our Board of Directors. In connection with the private placement that we completed on October 5, 2007, Blue Ridge Investments LLC, an investor in the private placement, used to retain the right to designate one member of the Company’s (or at their election, Dalian Innomind’s or Dalian Rino’s) Board of Directors. On July 14, 2009, Blue Ridge Investments LLC entered into a letter agreement with the Company whereby it waived and relinquished such board designation right. As of the date of this Report, Blue Ridge Investments LLC has not designated any member of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2009, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Date of Event Requiring Filing of Form 3	Required Filing Date of Form 3	Date Form 3 to be Filed with SEC
Yi (Jenny) Liu	06/01/2009 (1)	06/01/2009	To be filed by 04/09/2010
Li Yu	11/14/2009 (1)	9/12/2008	To be filed by 04/09/2010

(1) Date of appointment as an officer and/ or a director of the Company.

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

Meetings and Committees of the Board of Directors

The Board of Directors met six times through teleconferencing during fiscal year 2009. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit, Compensation and Nominating Committees.

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

Our Nominating Committee adopted a charter on July 15, 2008. A copy of the Nominating Committee charter is available to our securities holders on the Company’s website at: www.rinogroup.com. The Nominating Committee identifies and considers candidates for board membership. The Nominating Committee has the power and authority to review candidates proposed by our stockholders for nomination to the Board of Directors, and to conduct appropriate inquiries into the background and qualifications of any such candidates. In connection with the private placement that we completed on October 5, 2007, Blue Ridge Investments LLC., an investor in the private placement, had the right to designate one member of the board of directors of the Company (or at their election, the board of directors of Dalian Innomind or Dalian Rino). On July 14, 2009, Blue Ridge Investments LLC entered into a letter agreement with the Company whereby it waived and relinquished such board designation right. As of the date of this Report, Blue Ridge Investments LLC has not designated any member of the Board.

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

Item 11. Executive Compensation

The following table sets forth information concerning the compensation of the named executive officers for each of fiscal years 2008 and 2009:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation (4)	Total ($)
Zou Dejun (1)	2008	69,192	-	15,748,992	-	-	-	-	-
	2009	99,192	-	-	-	-	-	-	-
Qiu Jianping (1)(2)	2008	69,192	-	1,749,888	-	-	-	-	-
	2009	99,178	-	-		-	-	-	-
Jenny Liu (3)	2008	0	-	0	(3)	-	-	-	-
	2009	70,000	-	0	(3)		-	-	-
Li Yu (4)	2008	7,941	21,972	-	-	-	-	-	-
	2009	7,941	29,281	-	-	-	-	-	-
Bruce Richardson (5)	2008	155,682	-	0	-	-	-	-	-
	2009	-	-			-	-	-	-

Notes to “Summary Compensation Table”

(1) Escrowed Share Arrangement

Pursuant to the Securities Purchase Agreement, dated October 5, 2007, 5,580,000 shares of our common stock beneficially owned by our founders Zou Dejun and Qiu Jianping - who, through The Innomind Trust, were required to be subject to escrow in order to secure our obligation under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event we fail to achieve certain after-tax net income targets for fiscal years 2007 and 2008. If any Make Good Escrow Shares are released to the company management or employees, the value of such shares at the time of release will be recorded as compensation expense with a corresponding offset to additional paid-in capital in accordance with SFAS 123(R) paragraph 11.

 As a result of us achieving the 2007 earnings targets, presently, there are 3,906,000 shares remaining in escrow.  For fiscal year 2008, the earnings targets are $28.0 million in after-tax net income and $1.12 in earnings per share on a fully diluted basis.  We met these earnings targets for fiscal year 2008, and as a result, the 3,906,000 shares currently in escrow were released to the Innomind Trust with Mr. Zou and Ms. Qiu as the sole beneficiaries.   Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements.  The key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. The grant date of the escrowed share agreement is October 5, 2007 and the grant date fair value is $4.48 per share. The 3,515,400 shares of our common stock were released to the Innomind Trust, which are deemed as beneficially owned by Mr. Zou were recognized as a stock award to him in 2008 with a value of $15,748,992. The 390,600 shares of our common stock were released to the Innomind Trust, which are deemed beneficially held by Ms. Qiu were recognized as a stock award to her in 2008 with a value of $1,749,888.

(2) Chairman of the Board is an executive office in Dalian Rino, Dalian Innomind.

(3) Pursuant to the employment agreement dated June 30, 2009, by and between the Company and Yi (Jenny) Liu, Ms. Liu shall serve as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $10,000, and Ms. Liu shall be granted the Company’s non-qualified stock option to purchase 50,000 shares of its Common Stock at an exercise price of $6.15 per share, vesting in 3 equal annual installments beginning on June 30, 2010. Such options are evaluated based on the assumptions disclosed in the consolidated financial statements Note 15.

(4) Pursuant to certain employment agreement dated February 28, 2010, Yu Li is employed by Dalian Rino as its Chief Accounting Officer at an annual compensation of $7,941 with annual bonus of $29,281.

(5) Mr. Richardson was the Company’s Chief Financial Officer and Secretary from September 27, 2007 through September 5, 2008.

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

•
Jenny Liu. Pursuant to an employment agreement dated June 30, 2009, Jenny Liu is employed by RINO International Corporation as the Company’s Chief Financial Officer for a term of 3 years at a monthly salary of $10,000. In addition, Ms. Liu was granted 50,000 options to purchase common stock at an exercise price of $6.15 per share, vesting in 3 equal annual installments beginning on June 30, 2010. The options will be issued as soon as practical after July 1 , 2010. Under the agreement, Ms. Jenny Liu is entitled to 20 days of paid vacation per year. The agreement is terminable on 30 days notice, and contains non-competition and non-disclosure covenants.

•
Li Yu. Pursuant to employment agreements dated September 11, 2008 and February 28, 2010, Yu Li is employed by Dalian Rino as the its Chief Accounting Officer at an annual compensation of $7,941 Under the employment agreement, Ms. Yu Li is entitled to 20 days of paid vacation per year. The agreement is terminable on 30 days notice, and contains non-competition and non-disclosure covenants. During year 2009, Ms. Yu also received a bonus of $29,281. Ms. Yu also has signed a confidentiality agreement with the Company.

Director Compensation

Commencing in 2008, each of our independent directors is paid a $2,000 cash retainer per quarter and $500 for each board meeting or committee meeting attended. We also reimburse our directors for actual, reasonable and customary expenses incurred in connection with the performance of their duties as board members. Set forth below is information concerning the compensation of the directors for fiscal years 2009 and 2008.

For the fiscal year ended December 31, 2009
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zou Dejun	0						0
Qiu Jianpine	0						0
Zhang Weiguo	8,000						8,000
Quan Xie	8,000						8,000
Kennith Johnson	28,112	$8,960					40,112

For the fiscal year ended December 31, 2008
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zou Dejun	0	-	-	-	-	-	0
Qiu Jianpine	0	-	-	-	-	-	0
Zhang Weiguo	6,000	-	-	-	-	-	6,000
Quan Xie	6,000	-	-	-	-	-	6,000
Kennith Johnson	24,076	-	-	-	-	-	24,076

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

In July 2008, our board of directors established a compensation committee comprised of independent directors. The compensation committee will perform periodically a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business.

2009 Stock Incentive Plan

In July 2009, our Board of Directors adopted RINO International Corporation 2009 Stock Incentive Plan (the “Plan”) to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders. The Plan is incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2009.

The aggregate number of shares of our common stock that may be issued under the Plan is 2,500,000 shares, subject to adjustment under the Plan.

Outstanding Equity Awards

As of December 31, 2009, Ms. Yi (Jenny) Liu had options to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.15 per share, to vest in 3 equal annual installments beginning on June 30, 2010. In addition, during the fiscal year 2009, Mr. Kennith Johnson received a grant of 2,000 shares of the Company’s common stock as compensation for his services as Chairman of the Company’s Audit Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities ownership of certain beneficial owners and management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2010 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 31, 2010, we had 28,603,321 shares of common stock outstanding. In determining the percent of common stock owned by a stockholder on March 31, 2010, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 28,603,321, the number of shares outstanding on March 31, 2010, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholder has the right to acquire within 60 days following March 31, 2010.

Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o the Company, at 11 Youquan Road, Zhanqian Street, Jinzhou District, Dalian, People’s Republic of China 116100.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Zou Dejun, Director and CEO	16,109,679	(1)(2)	58.32%

Common Stock	Qiu Jianping, Director and Chairman of the Board	1,789,964	(1)(2)	6.26%

Common Stock	Quan Xie, Director	0		0%

Common Stock	Kennith C. Johnson, Director	2,000	(3)	* %

Common Stock	Zhang Weiguo, Director	0		0%

Common Stock	Yi (Jenny) Liu, CFO	0	(4)	0%

Common Stock	Li Yu, Controller	0		0%

Common Stock	MOG Capital, LLC 2 Rector Street, 3rd Fl, New York, NY 10006	2,195,120	(5)(6)	7.52%

Common Stock	All Directors and Officers of the Company as a group (3 people )	17,901,643		62.59%

* Less than 1%

(1) 17,899,643 shares of our common stock are owned of record by the Innomind Trust, a British Virgin Islands trust, of which Zou Dejun, the Company’s Chief Executive Officer, is the beneficiary of 16,109,679 shares (the “ Zou Shares ” ), and Qiu Jianping, the Company’s Chairman of the Board, is the beneficiary of 1,789,964 shares (the “Qiu Shares”). Each retains voting and investment power over his/her respective shares. Mr. Zou and Ms. Qiu are married. Mr. Zou disclaims beneficial ownership of the Qiu Shares, and Ms. Qiu disclaims beneficial ownership of the Zou Shares.

(2) As a closing condition to the private placement completed on October 5, 2007, Zou Dejun and Qiu Jianping agreed to place in escrow for the benefit of the private placement investors 5,580,000 shares of common stock, some or all of which is distributable to the investors in the event the Company fails to attain specified financial performance milestones.  During the fiscal year 2009, 3,906,000 shares were released to the Innomind Trust because the Company has achieved the earnings threshold for 2008 required under the Securities Purchase Agreement. As of the date of this Report, all 5,580,000 shares in escrow have been released to the Innomind Trust.

(3) Mr. Johnson received this grant of 2,000 shares of the Company’s common stock as compensation for his services as Chairman of the Company’s Audit Committee.

(4) Not including options to purchase 50,000 common stock at an exercise price of $6.15 per share, to vest in 3 equal annual installments beginning on June 30, 2010.

(5) Including an aggregate of 569,105 shares of Common Stock issuable upon the exercise of immediately exercisable Series A Warrant held by MOG Capital, LLC.

(6) MOG Capital, LLC is a proprietary trading firm owned 100% by Alphabet Partners, L.P. Alphabet Partners, L.P. (the "Partnership") is a private investment partnership, the general partner of which is Alphabet Advisors, LLC and investment manager of which is Alphabet Management, LLC. Alphabet Management, LLC is also the manager of MOG Capital, LLC. Alphabet Advisors, LLC is the sole general partner of the Partnership and has the power to vote and dispose of the Common Stock. Accordingly, it may be deemed the "beneficial owner" of such Common Stock. As the investment manager of the Partnership and manager of MOG Capital, LLC, Alphabet Management, LLC has the power to vote and dispose of the Common Stock owned by MOG Capital, LLC and, accordingly, may be deemed the beneficial owner of the Common Stock. The Managing Members of Alphabet Management, LLC and Alphabet Advisors, LLC are Jason Adler and Andrew Garnock. Messrs. Adler and Garnock share investment management duties.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2009, the Board of Directors of the Company adopted the RINO International Corporation 2009 Stock Incentive Plan (the “Plan”) to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders. The Plan is incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2009.

The aggregate number of shares of our Common Stock that may be issued under the Plan is 2,500,000 shares, subject to adjustment under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Loans from Related Party

As of December 31, 2009, the Company owed Mr. Zou Dejun an aggregate of $494,614 for advances he made on an unsecured and interest free basis, and such loan is repayable on demand.  Imputed interest expense of 5.24% per annum was credited to additional paid-in capital in the amount of $13,557 for the year ended December 31, 2009. There was no written loan agreement entered into by the parties regarding the foregoing.

Loans to Related Party

On December 7, 2009, the Company made a loan of approximately $3,500,000 to Mr. Dejun Zou and Ms. Jianping Qiu on an unsecured and interest free basis. As of the date of this Report, $300,000 has been repaid. Mr. Zou and Mrs. Qiu are directors and officers of the Company. There was no written loan agreement entered into by the parties regarding the foregoing.

The making of this loan and the continuation of such indebtedness thereafter until it is fully repaid create a contingent liability for a possible violation of Section 13(k) of the Exchange Act (Section 402(a) of the Sarbanes-Oxley Act of 2002). Section 13(k) provides that it is unlawful for a company, such as the Company, which has a class of securities registered under Section 12 of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company.

Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our financial position, results of operations or cash flows.

Mr. Zou and Ms. Qiu have agreed to repay the loan on or before May 10, 2010.

Director Independence

Each of Messrs. Quan Xie, Kennith Johnson and Zhang Weiguo is an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

On April 29, 2008, our board of directors approved our termination of Jimmy c.H. Cheung & Co. CPAs as our independent auditors. At the same time, Moore, Stephens Wurth Frazer and Torbet, LLP (“MSWFT”), located at 135 South State College Blvd., Suite 300, Brea, CA 92821 was approved by our audit committee and board of directors to be our new independent accountant. Effective on January 1, 2010, certain partners of MSWFT and Frost, PLLC (“Frost”) formed Frazer Frost, LLP, which became the Company’s new independent accounting firm.

Fees and Services of Independent Public Accountants

1. Jimmy C.H. Cheung & Co.

Fiscal Year Ended
December 31, 2008
Audit Fees*	$1,200
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$1,200

* The $1,200 audit fee was incurred in connection with the issuance of the audit report by Jimmy C. H. Cheung & Co. on the Company’s annual financial statements for fiscal year 2007.

2. Frazer Frost (successor entity of  Moore Stephens Wurth Frazer and Torbet, LLP)
	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees**	$190,000	$190,000
Audit Related Fees	$50,000	-
Tax Fees	$43,000	-
All Other Fees	-	-
Total	$283,000	$190,000

** The $190,000 and $190,000audit fee was incurred in connection with the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and 10-Qs for fiscal years 2009 and 2008.

In the event that we should require substantial non-audit services, the Audit Committee of the Board of Directors would approve such services and the fees therefore.

All of the above services were pre-approved by the Company’s audit committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

3.1
Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1.1 and 3.1.2 to the Registration Statement on Form 10-SB filed with the SEC on April 5, 2007, as amended by Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2.1 to the Registration Statement on Form 10-SB filed with the SEC on April 5, 2007)

4.1	Common Stock Specimen (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007)

4.2	Form of Series A Warrant ( (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2009)

4.3	Form of Series B Warrant ( (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2009)

10.1
Securities Purchase Agreement dated December 2, 2009 by and among the Company and investors named therein (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2009)

10.2
Side Letter Agreement, dated July 14, 2009, between the Company and Blur Ridge Investments LLC. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2009)

10.3
Employment Agreement dated June 30, 2009, by and between the Company and Yi (Jenny) Liu (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2009).

10.4
Waiver and Amendment Agreement, dated April 3, 2009, among the Company and the investors named therein (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2009).

10.5	Employment Agreement between Dalian Rino and Li Yu, dated September 11, 2009. *

10.6	Employment Agreement between Dalian Rino and Li Yu, dated February 21, 2010. *

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

21.1	List of subsidiaries *

23.1 (a) and (b)	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 31, 2010 on its behalf by the undersigned, thereunto duly authorized.

RINO INTERNATIONAL CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer (Principal Executive Officer)

By	/s/ Jenny Liu
Jenny Liu
Chief Financial Officer (Principal Financial Oficer)

By	/s/Yu Li
Yu Li
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Director	March 31, 2010
Zou Dejun

/s/ Qiu Jianping	Chairman of the Board	March 31, 2010
Qiu Jianping

/s/ Zhang Weiguo	Director	March 31, 2010
Zhang Weiguo

/s/ Quan Xie	Director	March 31, 2010
Quan Xie

/s/ Kennith Johnson	Director	March 31, 2010
Kennith Johnson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rino International Corporation

We have audited the accompanying consolidated balance sheets of Rino International Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Rino International Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rino International Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

March 29, 2010

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,487,611	$19,741,982
Restricted cash	-	1,030,317
Notes receivable	440,100	2,157,957
Due from shareholders	3,005,386	-
Accounts receivable, trade, net of allowance for doubtful accounts of $273,446 and $0 as of December 31, 2009 and 2008, respectively	57,811,171	51,503,245
Costs and estimated earnings in excess of billings on uncompleted contracts	3,258,806	-
Inventories	5,405,866	1,203,448
Advances for inventory purchases	34,056,231	21,981,669
Other current assets and prepaid expenses	629,506	517,847
Total current assets	239,094,677	98,136,465

PROPERTY, PLANT AND EQUIPMENT, NET	12,265,389	13,197,119

OTHER ASSETS
Advances for non current assets	6,570,378	6,082,608
Intangible assets, net	1,144,796	1,211,608
Total other assets	7,715,174	7,294,216

Total assets	$259,075,240	$118,627,800

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,281,353	$5,816,714
Short-term bank loans	1,467,000	8,802,000
Customer deposits	4,984,801	3,609,407
Liquidated damages payable	20,147	2,598,289
Other payables and accrued liabilities	496,411	746,267
Due to shareholder	-	596,023
Taxes Payable	4,003,709	5,062,901
Total current liabilities	15,253,421	27,231,601

Warrant Liabilities	15,172,712	-

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 28,603,321 shares and 25,040,000 shares issued and outstanding as of December 31, 2009 and 2008)	2,860	2,504
Additional paid-in capital	107,135,593	25,924,007
Retained earnings	78,983,794	28,570,948
Statutory reserves	11,755,312	6,196,478
Accumulated other comprehensive income	6,291,229	6,221,943
Total shareholders' equity	204,168,788	66,915,880
Total liabilities and shareholders' equity	$259,075,240	$118,627,800

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES
Contracts	$187,473,072	$119,920,874
Services	5,169,434	19,422,523
	192,642,506	139,343,397

COST OF SALES
Contracts	116,716,424	74,247,181
Services	2,858,119	10,099,616
Depreciation	754,688	662,436
	120,329,231	85,009,233

GROSS PROFIT	72,313,275	54,334,164

OPERATING EXPENSES
Selling, general and administrative expenses	16,939,558	13,883,023
Stock compensation expense and shares placed in escrow	47,385	17,678,080
TOTAL OPERATING EXPENSES	16,986,943	31,561,103

INCOME FROM OPERATIONS	55,326,332	22,773,061

OTHER INCOME (EXPENSES), NET
Other income, net	241,313	490,601
Change in fair value of warrants	(831,185)	-
Interest expense, net	(90,830)	(383,649)
Gain (expenses) on liquidated damage	1,746,120	(1,598,289)
TOTAL OTHER INCOME (EXPENSES), NET	1,065,418	(1,491,337)

INCOME BEFORE PROVISION FOR INCOME TAXES	56,391,750	21,281,724

PROVISION FOR INCOME TAXES	-	-

NET INCOME	56,391,750	21,281,724

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	69,286	4,234,671

COMPREHENSIVE INCOME	$56,461,036	$25,516,395

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,379,587	25,040,000
Diluted	25,379,587	25,148,178

EARNINGS PER SHARE:
Basic	$2.22	$0.85
Diluted	$2.22	$0.85

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, January 1, 2008	25,000,000	$2,500	$8,221,663	$11,376,163	$2,109,539	$1,987,272	$23,697,137

Stock compensation expense-options issued			38,204				38,204
Stock compensation expense-shares placed in escrow			17,460,676				17,460,676
Shares issued for services	40,000	4	179,196				179,200
Imputed interest on advances from a shareholder			24,268				24,268
Net income				21,281,724			21,281,724
Allocation to statutory reserve				(4,086,939)	4,086,939		-
Foreign currency translation gain						4,234,671	4,234,671

BALANCE, December 31, 2008	25,040,000	2,504	25,924,007	28,570,948	6,196,478	6,221,943	66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,070)			(1,478,772)
Shares issued for settlement of liquidated damage payable	48,438	5	216,999				217,004
Shares issued for service	2,000		8,960				8,960
Non-cash exercise of warrants at $5.38	260,851	26	5,881,081				5,881,107
Issuance of common stock at $30.75	3,252,032	325	76,111,266				76,111,591
Imputed interest on due to shareholders			13,557				13,557
Stock compensation expense			38,425				38,425
Net income				56,391,750			56,391,750
Allocation to statutory reserve				(5,558,834)	5,558,834		-
Foreign currency translation gain						69,286	69,286

BALANCE, December 31, 2009	28,603,321	$2,860	$107,135,593	$78,983,794	$11,755,312	$6,291,229	$204,168,788

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,391,750	$21,281,724
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	970,451	806,625
Amortization	66,771	65,651
Allowance for bad debt	273,278	-
Imputed interest on due to shareholders	13,560	24,268
Amortization of long term prepaid expenses	46,468	28,830
Share issued for service	8,960	179,200
Stock compensation expense and shares placed in escrow	38,425	17,498,880
(Gain) expense on liquidated damage	(1,746,120)	1,598,289
Change in fair value of warrants	831,185	-
Changes in operating assets and liabilities
Notes receivable	1,716,803	(1,906,766)
Accounts receivable	(6,577,334)	(28,635,455)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,256,807)	2,971,223
Inventories	(4,199,840)	(994,352)
Advances for inventory purchases	(12,067,154)	(8,850,435)
Other current assets and prepaid expenses	(111,590)	512,905
Accounts payable	(1,534,419)	3,043,036
Customer deposits	1,374,550	3,424,139
Other payables and accrued liabilities	(249,703)	12,662
Taxes Payable	(1,058,542)	(5,085,079)
Net cash provided by operating activities	30,930,692	5,975,345

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,295)	(2,176,132)
Advances for non current assets	(533,939)	(1,283,107)
Net cash used in investing activities	(573,234)	(3,459,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	1,030,317	(30,317)
Proceeds from short-term bank loans	30,788,100	15,712,000
Payment of short-term bank loans	(38,118,600)	(7,310,000)
Payment on liquidated damage settlement	(615,018)	-
Payment to shareholder	(5,093,486)	-
Proceeds from shareholder	1,532,372	472,979
Proceeds from issuance of stock	94,855,453	-
Net cash provided by financing activities	84,379,138	8,844,662

EFFECT OF EXCHANGE RATE ON CASH	9,033	990,583

INCREASE IN CASH AND CASH EQUIVALENTS	114,745,629	12,351,351

CASH AND CASH EQUIVALENTS, beginning	19,741,982	7,390,631

CASH AND CASH EQUIVALENTS, ending	$134,487,611	$19,741,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest expense	$680,925	$480,902
Cash paid for income taxes	$229,911	$5,434,122
Shares issued for liquidated damage penalty settlement	$217,004	$-
Shares issued for service received	$8,960	$179,200

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

RINO International Corporation (“the Company” or “RINO”) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. On December 27, 2006, the shareholders of the Company approved a proposal to re-domicile the Company from the State of Minnesota to the State of Neveda. The Company through its 100% owned subsidiaries and VIEs, engages in designing, developing, manufacturing, and installation of environmental protection and energy saving industrial equipments.

Current Development

In August 2009, Dalian Rino Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”) formed Rino Technology Corporation (“Rino Technology”), a wholly-owned subsidiary, in the state of Nevada, United States of America. Rino Technology is established to pursue selective strategic acquisitions, focusing on product line extensions and access to new markets.

In November 2009, the Company formed Rino Investment Co., Ltd. (“Rino Investment”), a wholly-owned subsidiary in P.R. China (“PRC”). Rino Investment is established to provide services to its investing enterprises in the areas of technical support, technical staff training and setting up research development center which helps to engage in the leading industrial technology development.

In December 2009, Rino Investment formed Dalian RINO Heavy Industry Co., Ltd. (“Rino Heavy”). Rino Heavy is established to engage in designing, developing, manufacturing, and installing environmental protection and energy saving equipments

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the activities of the following subsidiaries and VIEs.  All material intercompany transactions and balances have been eliminated in the consolidation.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Place incorporated	Ownership percentage
Innomind Group Limited (“Innomind”)	BVI	100%
Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”)	Dalian, China	100%
Rino Investment (Dalian) Co., Ltd. (“Dalian Investment”)	Dalian, China	100%
Dalian RINO Heavy Industry Co., Ltd. (“Dalian Rino Heavy)	Dalian, China	100%
Dalian Rino Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”)	Dalian, China	VIE
Rino Technology Corporation (“Rino Technology)	Nevada, USA	VIE
Dalian Rino Environmental Engineering Project Design Co., Ltd. (“Dalian Rino Design”)	Dalian, China	VIE
Dalian Rino Environmental Construction & Installation Project Co., Ltd. (“Dalian Rino Installation”)	Dalian, China	VIE

In accordance with the interpretation of Generally Accepted Accounting Principles (GAAP), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810 (Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements.  Pursuant to an Entrusted Management Agreement by and between Dalian Innomind and Dalian Rino, dated October 3, 2007, Dalian Rino and its shareholders agreed to entrust the operations and management of the Business to Dalian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee. In accordance with the provisions of ASC 810, the Company has determined that Dalian Rino and its 100% owned subsidiaries Dalian Rino Design, Rino Technology and Dalian Rino Installation are VIEs and that the Company is the primary beneficiary, and accordingly, the financial statements of Dalian Rino, Dalian Rino Design, Rino Technology and Dalian Rino Installation are consolidated into the financial statements of the Company.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31, 2009	December 31, 2008

Current assets	$145,870,479	$78,579,641
Property, plant and equipment	11,270,034	12,101,537
Other noncurrent assets	7,713,576	7,030,157
Total assets	164,854,089	97,711,335
Total liabilities	150,218,805	82,599,035
Net assets	$14,635,284	$15,112,300

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures about contingent assets and liabilities. Such estimates and assumptions by management affect accrued expenses, the valuation of accounts receivable, inventories, and long-lived assets, legal contingencies, lives of plant and equipment, lives of intangible assets, calculation of warranty accruals, taxes, share-based compensation and others. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Foreign Currency Transactions

The reporting currency of the Company is the US dollar. The functional currency is the Chinese Renminbi (”RMB”). The Company’s PRC subsidiaries, and VIEs conduct business in RMB, and maintain their accounting records in RMB. Innomind Group Limited, the Company’s 100% owned BVI subsidiary headquartered in Hong Kong, maintains its accounting records in its local currency, Hong Kong Dollars.

The financial statements of the Company’s PRC subsidiaries and VIEs are translated into US dollars using period-end exchange rates of $0.14670 at December 31, 2009 and 2008 as to assets and liabilities and weighted average exchange rates for the periods of $0.14661 and $0.14415 for the years ended December 31 2009 and 2008, respectively, as to income and cash flow statement. The financial statements of the Company’s Hong Kong subsidiary are translated into US dollars using period-end exchange rates of $0.12900 at December 31, 2009 and 2008 as to assets and liabilities and weighted average exchange rates of $0.12900 and $0.12843 for the years ended December 31, 2009 and 2008, respectively. The equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments resulting from this process amounted to $69,286, and $4,234,671 for the fiscal years ended December 31, 2009 and 2008, respectively.

GAAP requires cash flows from the Company's operations calculated based upon the local currencies using the weighted average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. For the years ended December 31, 2009 and 2008, no material transaction gains and losses occurred.

Concentration and Risks

Cash in Bank

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and the United States.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of December 31, 2009 and 2008, the Company has $134,070,387 and $19,744,139 cash balance not covered by FDIC insurance in the United States, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major Customers

During the years ended December 31, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales.

Major Suppliers

Two major suppliers provided approximately 93% of the Company’s purchases of raw materials for the year ended December 31, 2009, with each supplier individually accounting for 45% and 48%, respectively. One major supplier provided 82% of the Company’s purchase of raw materials for the year ended December 31, 2008. The Company does not have any accounts payable to these suppliers at December 31, 2009 and 2008, respectively. Advances to these suppliers as of December 31, 2009 and 2008 amounted to $33,046,907 and $17,978,181, respectively.

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notes Receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the notes.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit requests for payment to the customers’ bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits an early payment request.  The Company had $440,100 and $2,157,957 in notes receivable as of December 31, 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s allowance for doubtful accounts was reserved at $273,446 and $0 as of December 31, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue.

Billings in Excess of Cost and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized pursuant to the percentage-of-completion method.

Inventories

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventories are valued at the lower of cost or market, as determined on a first-in, first-out basis, using the weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if write downs are necessary due to the carrying value exceeding its net realizable value.  Based upon managements’ review, there were no provisions for obsolete or slow moving inventories as of December 31, 2009 and 2008.

Property, Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of December 31, 2009.

Intangible Assets

Intangible assets consist of land use rights and patents. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Patent A and patent B are stated at cost, less accumulated amortization and are amortized over patent terms of 15 and 10 years, respectively.

Certain identifiable intangible assets are reviewed for impairment, at least annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2009, the Company expected all of its intangible assets to be fully recoverable.

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of December 31, 2009, management believes there were no impairments on the Company’s long-lived assets.

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to a liability, as if these warrants were treated as a derivative liability since their issuance in October, 2007 (“2007 Warrants”). On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 from beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. In July, August and October of 2009, warrants to purchase 382,500 shares of the Company’s common stock were exercised through cashless conversion. The fair value of the exercised warrants amounted to $5,881,107.   Therefore, the Company recognized $4,402,335 of loss from the change in fair value of these warrants for the year ended December 31, 2009.

On December 7, 2009, the Company sold 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date; to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series A Warrants”); and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series B Warrants”).  These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The fair value of the warrants on grant date and as of December 31, 2009 amounted to $18,743,862 and $15,172,712. Therefore, the company recognized $3,571,150 of gain from the change in fair value of warrants for the year ended December 31, 2009 on these warrants.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

2007 Warrants	Exercise Date	January 1, 2009

Annual dividend yield	-	-
Expected life (years)	4.00-4.19	4.76
Risk-free interest rate	2.23%	1.48%
Expected volatility	130.68%	138.91%

2009 Series A Warrants	December 31, 2009	Issuance Date

Annual dividend yield	-	-
Expected life (years)	0.43	0.50
Risk-free interest rate	0.20%	0.16%
Expected volatility	63.37%	68.56%

2009 Series B Warrants	December 31, 2009	Issuance Date

Annual dividend yield	-	-
Expected life (years)	0.94	1.00
Risk-free interest rate	0.75%	0.55%
Expected volatility	124.55%	131.16%

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2009
	2009	Level 1	Level 2	Level 3
Warrant liability	$15,172,712	-	-	$15,172,712

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Government Grant

The Dalian municipal government approved grants to the Company to encourage high-technology industry research and development. The government grant for the years ended December 31, 2009 and 2008 amounted to $225,779 and $474,830, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of GAAP, the Company expenses the costs associated with the R&D activities when incurred.  The Company incurred R&D expenses for the years ended December 31, 2009 and 2008 amounted to $220,416 and $720,750, respectively.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the years ended December 31, 2009 and 2008 amounted to $228,891 and $990,256, respectively.

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166,  Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	December 31,
	2009	2008
Accounts receivable	$58,084,617	$51,503,245
Less: allowance for bad debts	(273,446)	-
Accounts receivable, net	$57,811,171	$51,503,245

NOTE 4 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue.  As of December 31, 2009 and 2008, the Company had $3,258,806 and $0 of cost and estimated earnings in excess of billings, respectively.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs and estimated earnings in excess of billings consist of the following:

	December 31, 2009	December 31, 2008

Cost incurred on uncompleted contracts	$3,173,870	$4,648,357
Estimated earnings	2,090,778	3,856,481
Contract costs incurred plus estimated earnings to date	5,264,648	8,504,838
Less: progress billings	(2,005,842)	(8,504,838)
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,258,806	$-

NOTE 5 – INVENTORIES

Inventories consisted of the following raw material, work-in-process and supplies:

	December 31, 2009	December 31, 2008

Raw material	$246,798	$223,168
Work-in-process	5,101,685	921,985
Low cost consumption supplies	57,383	58,295
Total	$5,405,866	$1,203,448

For the years ended December 31, 2009 and 2008, no provision for obsolete inventories was recorded by the Company.

NOTE 6 – ADVANCES FOR INVENTORY PURCHASES

The Company makes advances to certain suppliers for inventory purchases. Most of the Company’s vendors require advanced to them as a guarantee that the Company will receive their purchase on a timely basis. The advances on inventory purchases amounted to $34, 056,231 and $21,981,669 as of December 31, 2009 and 2008, respectively.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at December 31, 2009 and 2008:
	December 31, 2009	December 31, 2008

Buildings	$3,936,775	$3,936,775
Equipment and machinery	9,508,465	9,508,465
Motor Vehicles	1,647,515	1,647,515
Furniture and office equipment	447,229	407,912
Construction in progress	6,768	6,768
Total	15,546,752	15,507,435
Less: accumulated depreciation	3,281,363	2,310,316
Property, plant and equipment, net	$12,265,389	$13,197,119

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for years ended December 31, 2009 and 2008 was $970,451 and $806,625, respectively. For the years ended December 31, 2009 and 2008, no interest was capitalized into construction in progress.

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	December 31,	December 31,
	2009	2008

Land use rights	$651,136	$651,136
Patents and licenses	733,500	733,500
Total intangible assets	1,384,636	1,384,636
Less: accumulated amortization	239,840	173,028
Total intangible assets, net	$1,144,796	$1,211,608

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $66,771 and $65,651, respectively.

The estimated aggregate amortization expenses for each of the five succeeding years ended as follows:
Period ending:	Estimated Amortization schedule
Year ending December 31, 2010	$66,722
Year ending December 31, 2011	66,722
Year ending December 31, 2012	66,722
Year ending December 31, 2013	66,722
Year ending December 31, 2014	66,722
Thereafter	811,186

NOTE 9 – ADVANCES ON NON CURRENT ASSETS

Advances to Suppliers

The Company makes advances to certain suppliers for construction projects.  The advances on equipment and construction were $5,550,966 and $5,550,966 as of December 31, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayment for Land Use Right

As of December 31, 2009 and 2008, the Company prepaid $799,965 and $458,292, respectively, for purchase of land use rights, but had not obtained the title to the land use right. Therefore, as of December 31, 2009 and 2008, the amount has been recorded as a prepayment for land use right in other assets.

Long term prepaid expenses

As of December 31, 2009 and 2008, the Company prepaid $324,631 and $132,030 for more than one year expenses. The Company amortizes the prepayment based on the terms, for the years ended December 31, 2009 and 2008, accumulated amortization expense for long term prepayment amounted to $105,184 and $58,680, respectively.

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  During the year ended December 31, 2009, the Company paid $615,018 to shareholders who elected to receive cash and issued 48,438 shares of common stocks to shareholders who elected to receive shares of the Company’s common stock.   Of liquidated damage payable, $1,746,120 was forgiven and recognized as other income.  The unpaid liquidated damages payable at December 31, 2009 amounted to $20,147.

NOTE 11 – SHORT TERM BANK LOANS PAYABLE

Short term bank loans consist of the following:

	December 31,	December 31,
	2009	2008

Due to Shanghai Pudong Development Bank interest at 5.31%, due in November 2010, secured by certain equipments	$1,467,000	$-
Due to Shanghai Pudong Development Bank interest at 5.31%, due in December 2009, secured by certain buildings, equipment, and land use rights	-	8,802,000
Total short term bank loans	$1,467,000	$8,802,000

Total interest expense on the bank loans for the years ended December 31, 2009 and 2008 amounted to $781,567 and $489,562, respectively.

The above loans are secured by the Company's equipments, buildings and land use rights located within PRC, with carrying net value as follows:

	December 31, 2009	December 31, 2008
Equipment & Machinery in Dalian, China	$6,965,057	$7,544,947
Buildings in Dalian, China	-	3,543,565
Land use rights in Dalian, China	-	579,575
Total assets pledged as collateral for bank loans	$6,965,057	$11,668,087

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 –TAXES PAYABLE

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US Income Taxes

The Company and its VIE Rino Technology are incorporated in the State of Nevada in the U.S., and are subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong Income Taxes

The Company’s subsidiary, Innomind is incorporated in BVI and its office is located in Hong Kong. Innomind did not earn any income that was derived in Hong Kong for the years ended December 31, 2008 and 2009 and therefore was not subject to Hong Kong Profit Tax.

China Income Taxes

The Company conducts all its operating business through its operating subsidiaries and VIEs, Dalian Innomind, Dalian Rino, Dalian Rino Design, Dalian Rino Installation, Dalian Rino Heavy and Dalian Investment in China. The operating subsidiaries and VIEs are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s subsidiaries and VIEs are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dalian Investment, Dalian Rino Heavy, Dalian Rino Installation and Dalian Rino Design are subject to an income tax rate of 25%.

The Company and its VIE Rino Technology were incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2009. The Company had estimated loss carry forwards of approximately $1.49 million and $223,726 as of December 31, 2009 and 2008, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028.

Management believes that the realization of the benefits from the loss carry forward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2009 and 2008 was approximately $505,000 and $76,000. The net change in the valuation allowance was an increase of approximately $429,000.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has cumulative undistributed earnings of foreign subsidiaries and VIE’s of approximately $106,920,420 as of December 31, 2009 which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the year ended December 31, 2009 and 2008:

	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(25.0)	(25.0)
Effective income tax rate	0.0%	0.0%

The estimated tax savings for the year ended December 31, 2009 and 2008 amounted to $13,897,084 and $10,156,299, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $2.22 to $1.67 in 2009 and $0.85 to $0.44 in 2008, respectively.

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

VAT on sales and VAT on purchases amounted to $53,066,225 and $39,728,824 for the year ended December 31, 2009, respectively. VAT on sales and VAT on purchases amounted to $37,135,142 and $27,435,925 for the year ended December 31, 2008, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of December 31, 2009 and 2008, the VAT payable amounted to $3,260,613 and $4,186,822, respectively.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes Payable consisted of the following at:
	December 31,
	2009	2008
Income taxes payable	$716,795	$876,282
VAT payable	3,260,613	4,186,822
Other miscellaneous taxes	26,301	(203)
Total taxes payable	$4,003,709	$5,062,901

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company owed $494,614 and $596,023 to a stockholder as of December 31, 2009 and 2008, respectively, for advances made on an unsecured basis, payable on demand and interest free. The ultimate manner of settlement will be in cash. Imputed interest is charged per annum on the amount due at approximately 5.24% and 7.47% for the year ended December 31, 2009 and 2008, respectively. Total imputed interest recorded as additional paid-in capital amounted to $13,557 and $24,268 for the years ended December 31, 2009 and 2008, respectively.

Loan to related parties

On December 7, 2009, the Company made a loan of $3,500,000 to Mr. Dejun Zou and Ms. Jianping Qiu on an unsecured and interest free basis. Mr. Zou and Ms. Qiu are directors and officers of the Company. The loan is short term in nature and to be repaid in the form of cash on or before May 10, 2010.

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.  As of December 31, 2009 and 2008, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $84.5 million and $6.9 million, respectively.

The statutory reserve funds are restricted for use to offset against prior period losses, expansion of production and operation, or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

Common Stock and Warrants

Issuance of Common Stock

On December 7, 2009, the Company closed sales of 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date; to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series A Warrants”); and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series B Warrants”).  These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The purchase price for each common share together with Series A Warrants exercisable into 0.35 of a common share and Series B Warrants exercisable into 0.35 of a common share is $30.75, and the gross proceeds of the sale were $99,999,984.  The following table represents the allocation of the fair value of warrants and also common stock on issuance date:

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Proceeds	$99,999,984
Direct expenses	(5,144,531)
Fair value of warrants	(18,743,862)
Allocation to common stock and APIC	$76,111,591

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

A discussion of the valuation techniques used to measure fair value for the warrant liabilities listed above and activity for these liabilities for the years ended December 31, 2009 is provided elsewhere in this footnote and in Note 2.

Settlement of Liquidated Damage Payable

Upon effectiveness of the Amendment Agreement, each current holder of the Company’s common stock issued in the Private Financing is required to elect, by written notice to the Company, whether to receive shares of the Company’s common stock or cash as provided by the Amendment Agreement.  As of December 31, 2009, the Company issued 48,438 shares of common stocks for a total $217,004 to shareholders who elected to receive shares of the Company’s common stock.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2008	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	382,500
Granted	2,276,422
Forfeited	-
Exercised	(382,500)
Outstanding as of December 31, 2009	2,276,422

 Following is a summary of the status of warrants outstanding at December 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$34.5	2,276,422	0.68 years	$34.5	1,138,211	0.43 years
Total	2,276,422			1,138,211

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

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 50,000 options granted in 2009 had fair value of approximately $397,222. The Company recognized $38,425 compensation expense in general and administrative expenses for the year ended December 31, 2009.

As of December 31, 2009, the total compensation cost related to stock options not yet recognized was $358,797 and will be recognized over the weighted average life of 3 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	-	$-	$-
Granted	50,000	6.15	182,500
Forfeited
Exercised
Balance, December 31, 2009	50,000	$6.15	$1,075,000

Following is a summary of the status of options outstanding at December 31, 2009:

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.15	50,000	4.50 yrs		$-	-
Total	50,000			-

Issuance of Common Stock to Chairman of Audit Committee

On May 13, 2009, the Company issued 2,000 shares of common stock to the Chairman of the Audit Committee for his service provided based upon the agreement dated April 4, 2008.  The shares were valued at $4.48, yielding an aggregate fair value of total $8,960.  For the year ended December 31, 2009, $8,960 related to the common shares issued to the Chairman of Audit Committee was recorded as stock compensation expense.

NOTE 16 - EARNINGS PER SHARE

The following sets forth the calculation of earnings per share for years ended December 31, 2009 and 2008:

	2009	2008
Net income	$56,391,750	$21,281,724
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$56,391,750	$21,281,724

Weighted average number of common stock – Basic	25,379,587	25,040,000
Effect of dilutive securities:
Warrants	-	108,178
Weighted average number of common stock – Diluted	25,379,587	25,148,178
Earnings per share:
Basic	$2.22	$0.85
Diluted	$2.22	$0.85

For the year ended December 31, 2009, a total of 2,276,422 warrants were excluded from the diluted earnings per share due to its anti-dilutive effect, and 50,000 options were excluded from the diluted earnings per share since none was vested as of December 31, 2009. For the year ended December 31, 2008, a total of 62,500 stock options were forfeited due to resignation of CFO and therefore excluded from the diluted earnings per share.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $127,137 and $95,980 for the years ended December 31, 2009 and 2008, respectively.   The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FASB’s accounting standard regarding leases. The Company entered into vehicle leases, property leases and equipment leases. The minimum future payment for leases as follows:

Year ending December 31, 2010	$21,815
Year ending December 31, 2011	6,660
Year ending December 31, 2012	6,660
Year ending December 31, 2013	3,885
Thereafter	-
Total	$39,020

Purchase Commitments

As of December 31, 2009 and 2008, the Company had firm purchase commitments for capital projects in progress and land use right of $100,554,394 and $10,594,674, respectively.

Register Capital Commitments

In December 2009, RINO increased its investment to Dalian Innomind from $20M to $80M, Dalian Innomind received $20M on December 18, 2009, the remaining $40M to be paid by RINO two years from December 18, 2009.

In December 2009, Dalian Investment found Dalian Rino Heavy. Registered capital of $50,000,000 was not received and to be paid as of December 31, 2009.

See report of independent registered public accounting firm.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions.

On March 22, 2010, Mr. Zou and Mrs. Qiu transferred their personal property as a security of the loan borrowed from the Company.

In March 2010, Dalian Rino prepaid total of $7.2 million related to purchase commitments for capital projects in progress.

See report of independent registered public accounting firm.