Form 10-Q
period 2010-03-31
RINO International CORP
filed 2010-05-14
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

11 Youquan Road, Zhanqian Street, Jinzhou District
Dalian, People’s Republic of China 116100
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  +86-411-87661222

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ .

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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on May 14, 2010 was 28,603,321.

RINO INTERNATIONAL CORPORATION

INDEX TO MARCH 31, 2010 FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	2010	2009
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$97,659,037	$134,487,611
Restricted cash	3,806,131	-
Notes receivable	539,929	440,100
Loan to shareholders	3,074,748	3,005,386
Accounts receivable, trade, net of allowance for doubtful accounts of $477,303 and $273,446 as of March 31, 2010 and December 31, 2009, respectively	52,257,896	57,811,171
Costs and estimated earnings in excess of billings on uncompleted contracts	24,417,688	3,258,806
Inventories	2,217,412	5,405,866
Advances for inventory purchases	84,358,237	34,056,231
Other current assets and prepaid expenses	1,457,815	629,506
Total current assets	269,788,893	239,094,677

PLANT AND EQUIPMENT, NET	12,881,407	12,265,389

OTHER ASSETS
Investment in unconsolidated affiliate	440,100	-
Advances for non current assets	14,257,458	6,570,378
Intangible assets, net	1,131,759	1,144,796
Total other assets	15,829,317	7,715,174

Total assets	$298,499,617	$259,075,240

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,894,287	$4,281,353
Short term bank loans	3,667,500	1,467,000
Notes payable	3,806,131	-
Billings in excess of costs and estimated earnings on uncompleted contracts	5,499,543	-
Customer deposits	5,587,565	4,984,801
Liquidated damages payable	20,147	20,147
Taxes payable	8,048,485	4,003,709
Other payables and accrued liabilities	461,686	496,411
Total current liabilities	37,985,344	15,253,421

Long-term loan	8,068,500	-

Warrant Liabilities	4,986,916	15,172,712

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized, 28,603,321 shares issued and outstanding as of March 31, 2010 and December 31, 2009)	2,860	2,860
Additional paid-in capital	107,155,089	107,135,593
Retained earnings	96,760,779	78,983,794
Statutory reserves	12,634,833	11,755,312
Accumulated other comprehensive income	6,424,977	6,291,229
Total shareholders' equity	222,978,538	204,168,788
Total liabilities and shareholders' equity	$298,499,617	$259,075,240

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUES
Contracts	$47,767,567	$35,366,136
Services	91,680	241,983
	47,859,247	35,608,119

COST OF SALES
Contracts	30,975,052	19,125,496
Services	-	323,918
Depreciation	184,675	208,067
	31,159,727	19,657,481

GROSS PROFIT	16,699,520	15,950,638

OPERATING EXPENSES
Selling, general and administrative expenses	6,812,674	3,370,724
Stock compensation expense	19,496	-
TOTAL OPERATING EXPENSES	6,832,170	3,370,724

INCOME FROM OPERATIONS	9,867,350	12,579,914

OTHER INCOME (EXPENSES), NET
Other expense, net	(3,215)	(9,650)
Change in fair value of warrants	10,185,796	23,611
Interest income (expense), net	70,282	(118,959)
TOTAL OTHER INCOME (EXPENSES), NET	10,252,863	(104,998)

INCOME BEFORE PROVISION FOR INCOME TAXES	20,120,213	12,474,916

PROVISION FOR INCOME TAXES	1,463,707	-

NET INCOME	18,656,506	12,474,916

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	133,748	(127,620)

COMPREHENSIVE INCOME	$18,790,254	$12,347,296

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,603,321	25,040,000
Diluted	28,603,321	25,040,000

EARNINGS PER SHARE:
Basic	$0.65	$0.50
Diluted	$0.65	$0.50

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, December 31, 2008	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,070)			(1,478,772)
Imputed interest on advances from a shareholder			5,375				5,375
Net income				12,474,916			12,474,916
Allocation to statutory reserve				(1,275,607)	1,275,607		-
Foreign currency translation loss						(127,620)	(127,620)

BALANCE, March 31, 2009 (Unaudited)	25,040,000	$2,504	$24,870,680	$39,350,187	$7,472,085	$6,094,323	$77,789,779

Shares issued to settle liquidated damage payable	48,438	5	216,999				217,004
Stock compensation expense			38,425				38,425
Stock issued for service	2,000	-	8,960				8,960
Imputed interest on advances from a shareholder			8,182				8,182
Non cash exercise of warrant at $5.38	260,851	26	5,881,081				5,881,107
Stock issuance for cash for $30.75	3,252,032	325	76,111,266				76,111,591
Net income				43,916,834			43,916,834
Allocation to statutory reserve				(4,283,227)	4,283,227		-
Foreign currency translation gain						196,906	196,906

BALANCE, December 31, 2009	28,603,321	$2,860	$107,135,593	$78,983,794	$11,755,312	$6,291,229	$204,168,788

Stock compensation expense			19,496				19,496
Net income				18,656,506			18,656,506
Allocation to statutory reserve				(879,521)	879,521		-
Foreign currency translation gain						133,748	133,748

BALANCE, March 31, 2010 (Unaudited)	28,603,321	$2,860	$107,155,089	$96,760,779	$12,634,833	$6,424,977	$222,978,538

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,656,506	$12,474,916
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	226,768	256,334
Amortization	13,033	16,682
Allowance for bad debt	203,788	-
Imputed interest on advances from shareholders	-	5,375
Amortization of long term prepaid expenses	19,577	3,663
Stock compensation expense and shares placed in escrow	19,496	-
Change in fair value of warrants	(10,185,796)	(23,611)
Changes in operating assets and liabilities:
Notes receivable	(99,795)	(325,709)
Accounts receivable	5,347,594	12,355,675
Costs and estimated earnings in excess of billings on uncompleted contracts	(21,151,670)	-
Inventories	3,187,367	(114,388)
Advances for inventory purchases	(50,284,861)	(3,311,177)
Other current assets and prepaid expenses	(828,027)	(47,284)
Accounts payable	6,610,680	(2,570,517)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,497,669	-
Customer deposits	602,559	6,272,826
Taxes payable	4,043,397	2,915,291
Other payables and accrued liabilities	(34,713)	(337,742)
Net cash (used in) provided by operating activities	(38,156,428)	27,570,334

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for investment in unconsolidated affiliate	(440,100)	-
Purchase of equipment	(822,503)	(20,789)
Advances for non current assets	(7,704,037)	-
Net cash used in investing activities	(8,966,640)	(20,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(3,804,834)	1,030,317
Proceeds from notes payable - banks	3,804,834	-
Proceeds from short-term bank loans	2,199,750	-
Proceeds from long-term loan	8,065,750	-
Payment to shareholders	(291,234)	(380,650)
Proceeds from shareholder	221,844	-
Net cash provided by financing activities	10,196,110	649,667

EFFECT OF EXCHANGE RATE ON CASH	98,384	(28,747)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,828,574)	28,170,465

CASH AND CASH EQUIVALENTS, beginning	134,487,611	19,741,982

CASH AND CASH EQUIVALENTS, ending	$97,659,037	$47,912,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest expense	$19,468	$111,509
Cash paid for income taxes	$73,256	$203,016

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

RINO International Corporation (the “Company” or “RINO”) was originally incorporated in 1984 as Applied Biometrics, Inc. in accordance with the laws of the State of Minnesota. On December 27, 2006, the shareholders of the Company approved a proposal to re-domicile the Company from the State of Minnesota to the State of Nevada. The Company through its 100% owned subsidiaries and Variable Interest Entities (“VIEs”), engages in designing, developing, manufacturing, and installation of environmental protection and energy saving industrial equipments in the People’s Republic of China (PRC).

Current Development

On March 9, 2010, Dalian Rino Environment Engineering Science and Technology Co., Ltd. (“Dalian RINO”) and three other unrelated Chinese based companies formed Dalian Environmental Exchange Center (“DEEC”) under the laws of the PRC. Dalian RINO invested approximately $440,100 (RMB 3 million) in cash which is accounted for as its 30% uncontrolling interest of the total registered capital of $1,467,000 (RMB 10 million). The company provides services in environmental protection and energy saving, services in connection with comprehensive trading of the technologies of environmental protection, energy saving, and greenhouse gases (carbon dioxide). DEEC also offers services in project consulting, design planning and project value evaluations, providing management, information and technology for project investments. See Note 8 for investment in unconsolidated affiliate.

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

In accordance with the interpretation of Generally Accepted Accounting Principles (GAAP), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810 addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements.  Pursuant to an Entrusted Management Agreement by and between Dalian Innomind and Dalian Rino, dated October 3, 2007, Dalian Rino and its shareholders agreed to entrust the operations and management of the Business to Dalian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee. In accordance with the provisions of ASC 810, the Company has determined that Dalian Rino and its 100% owned subsidiaries Dalian Rino Design, Rino Technology and Dalian Rino Installation are VIEs and that the Company is the primary beneficiary, and accordingly, the financial statements of Dalian Rino, Dalian Rino Design, Rino Technology and Dalian Rino Installation are consolidated into the financial statements of the Company.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Current assets	$169,481,799	$145,870,479
Plant and equipment	11,076,365	11,270,034
Other noncurrent assets	7,779,382	7,713,576
Total assets	188,337,546	164,854,089
Total liabilities	170,736,941	150,218,805
Net assets	$17,600,605	$14,635,284

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2009 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of March 31, 2010, and our consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Foreign Currency Transactions

The reporting currency of the Company is the US dollar. The functional currency is the Chinese Renminbi (”RMB”). The Company’s PRC subsidiaries and VIEs conduct business in RMB, and maintain their accounting records in RMB. Innomind Group Limited, the Company’s 100% owned BVI subsidiary headquartered in Hong Kong, maintains its accounting records in its local currency, Hong Kong Dollars.

The financial statements of the Company’s PRC subsidiaries and VIEs are translated into US dollars using period-end exchange rates of $0.14670 at March 31, 2010 and December 31, 2009 as to assets and liabilities and weighted average exchange rates for the periods of $0.14665 and $0.14651 for the three months ended March 31 2010 and 2009, respectively, as to the income and cash flow statement. The financial statements of the Company’s Hong Kong subsidiary are translated into US dollars using period-end exchange rates of $0.12880 and $0.12900 at March 31, 2010 and December 31, 2009, respectively, as to assets and liabilities and weighted average exchange rates of $0.12882 and $0.12897 for the three months ended March 31, 2010 and 2009, respectively. The equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments resulting from this process amounted to $133,748, and $(127,620) for the three months ended March 31, 2010 and 2009, respectively.

GAAP requires cash flows from the Company's operations calculated based upon the local currencies using the weighted average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. For the three months ended March 31, 2010 and 2009, no material transaction gains and losses occurred.

Concentration and Risks

Cash in Bank

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and the United States.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of March 31, 2010 and December 31, 2009, the Company has $96,917,495 and $134,070,387 cash balances not covered by FDIC insurance in the United States, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major Customers

During the three months ended March 31, 2010, four customers accounted for 54% of the Company’s total sales, with each customer individually accounting for 21%, 12%, 11% and 10%, respectively. During the three months ended March 31, 2009, three customers accounted for 42% of the Company’s total sales, with each customer individually accounting for 18%, 14% and 10%, respectively.   Accounts receivable from those four customers totaled $7,658,936 as of March 31, 2010 and from those four customers totaled $4,527,516 as of December 31, 2009, respectively.

Major Suppliers

Two major suppliers provided approximately 93% of the Company’s purchases of raw materials for the three months ended March 31, 2010, with each supplier individually accounting for 47% and 46%, respectively. Two major suppliers provided approximately 94% of the Company’s purchases of raw materials for the three months ended March 31, 2009, with each supplier individually accounting for 81% and 13%, respectively.  Advances to these suppliers as of March 31, 2010 and December 31, 2009 amounted to $83,324,297 and $33,046,907, respectively.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the notes.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit requests for payment to the customers’ bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits an early payment request.  The Company had $539,929 and $440,100 in notes receivable as of March 31, 2010 and December 31, 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s allowance for doubtful accounts amounted to $477,303 and $273,446 as of March 31, 2010 and December 31, 2009, respectively.

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

Inventories

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventories are valued at the lower of cost or market, as determined on a first-in, first-out basis, using the weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if write downs are necessary due to the carrying value exceeding its net realizable value.  Based upon managements’ review, there were no provisions for obsolete or slow moving inventories as of March 31, 2010.

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

Buildings	30 Years
Equipment and machinery	15 Years
Motor vehicles	10 Years
Furniture and office equipment	5 Years

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of March 31, 2010.

Investment in Unconsolidated Affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. A subsidiary in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Intangible Assets

Intangible assets consist of land use rights and patents. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Patent A and patent B are stated at cost, less accumulated amortization and are amortized over patent terms of 15 and 10 years, respectively.

Certain identifiable intangible assets are reviewed for impairment, at least annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2010, the Company expected all of its intangible assets to be fully recoverable.

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of March 31, 2010, management believes there were no impairments on the Company’s long-lived assets.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to a liability, as if these warrants were treated as a derivative liability since their issuance in October, 2007 (“2007 Warrants”). On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 from beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $1,455,160 on March 31, 2009.  Therefore, the Company recognized a $23,611 gain from the change in fair value of these warrants for the three months ended March 31, 2009.  In July, August and October of 2009, warrants to purchase 382,500 shares of the Company’s common stock were exercised through cashless conversion.

On December 7, 2009, the Company sold 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date; to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series A Warrants”); and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series B Warrants”).  These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The fair value of the warrants on grant date, December 31, 2009 and March 31, 2010 amounted to $18,743,862, $15,172,712 and $4,986,916, respectively. Therefore, the company recognized a $10,185,796 gain from the change in fair value of warrants for the three months ended March 31, 2010 on these warrants.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

2009 Series A Warrants	March 31, 2010	Issuance Date
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.19	0.50
Risk-free interest rate	0.17%	0.16%
Expected volatility	70.21%	68.56%

2009 Series B Warrants	March 31, 2010	Issuance Date
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.69	1.00
Risk-free interest rate	0.30%	0.55%
Expected volatility	87.89%	131.16%

Expected volatility is based on the Company’s historical stock pricing data (adjusting for stock splits and dividends).  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends).  The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period.    The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of March 31, 2010.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2010
	2010	Level 1	Level 2	Level 3
	(Unaudited)
Warrant liability	$4,986,916	-	$4,986,916	-

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

Contracts. The Company enters into long-term fixed-price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed-price contracts is recognized under the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred to date as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment in estimating total contract revenues and costs, including assumptions relative concerning the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Enterprise Wide Disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry and no other business segment. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

Government Grant

The Dalian municipal government approved grants to the Company to encourage high-technology industry research and development. The grants are netted with research and development expenses upon receipt from the local government. The Company did not receive any grant during the three months ended March 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of GAAP, the Company expenses the costs associated with the R&D activities when incurred.  No R&D expenses incurred during the three months ended March 31, 2010 and 2009, respectively.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the three months ended March 31, 2010 and 2009, amounted to $5,715 and $132,283, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at March 31, 2010 and December 31, 2009. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company and its VIE Rino Technology were incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2010 and 2009. The Company had estimated loss carry forwards of approximately $1.69 million and $1.49 million as of March 31, 2010 and December 31, 2009, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028. Management believes that the realization of the benefits from the loss carry forward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, a 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at March 31, 2010 and December 31, 2009 was approximately $574,000 and $505,000, respectively. The net change in the valuation allowance was an increase of approximately $69,000.

The Company has cumulative undistributed earnings of foreign subsidiaries and VIE’s of approximately $97,375,236 as of March 31, 2010 which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

US Income Taxes

The Company and its VIE Rino Technology are incorporated in the State of Nevada in the U.S., and are subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong Income Taxes

The Company’s subsidiary, Innomind is incorporated in BVI and its office is located in Hong Kong. Innomind did not earn any income that was derived in Hong Kong for the three months ended March 31, 20010 and 2009 and therefore was not subject to Hong Kong Profit Tax.

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

Dalian Investment, Dalian Rino Heavy, Dalian Rino Installation and Dalian Rino Design are subject to an income tax rate of 25%.

The Company’s subsidiaries and VIEs were paying the following tax rate for the three months ended March 31:

	2010		2009
Subsidiaries and VIEs	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
Dalian Innomind	12.5%	12.5%	25%	0%

Dalian Investment	0%	25%	n/a	n/a

Dalian Rino Heavy	0%	25%	n/a	n/a

Dalian Rino	10%	15%	10%	15%

Dalian Rino Installation	0%	25%	0%	25%

Dalian Rino Design	0%	25%	0%	25%

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(10.6)	(25.0)
Other items (a)	(7.1)	-
Effective income tax rate	7.3%	0.0%

(a)  The (7.1)% represents the $10,126,899 of income and expenses incurred by the Company that are not subject to income tax for the three months ended March 31, 2010.

The estimated tax savings for the three months ended March 31, 2010 and 2009 amounted to $1,101,022 and $3,189,019, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.65 to $0.61 in 2010 and $0.50 to $0.37 in 2009, respectively.

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

VAT on sales and VAT on purchases amounted to $11,585,981 and $7,635,108 for the three months ended March 31, 2010, respectively. VAT on sales and VAT on purchases amounted to $11,561,292 and $8,859,036 for the three months ended March 31, 2009, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of March 31, 2010 and December 31, 2009, the VAT payable amounted to $5,850,671 and $3,260,613, respectively.

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

Recently Adopted Accounting Standards

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$52,735,199	$58,084,617
Less: allowance for bad debts	(477,303)	(273,446)
Accounts receivable, net	$52,257,896	$57,811,171

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at January 1, 2009	$-
Additional reserves	-
Accounts receivable write off	-
Effect of foreign currency translation	-
Allowance for doubtful accounts at March 31, 2009 (Unaudited)	-
Additional reserves	273,446
Accounts receivable write off	-
Effect of foreign currency translation	-
Allowance for doubtful accounts at December 31, 2009	273,446
Additional reserves	203,788
Accounts receivable write off	-
Effect of foreign currency translation	69
Allowance for doubtful accounts at March 31, 2010 (Unaudited)	$477,303

NOTE 4 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue.  As of March 31, 2010 and December 31, 2009, the Company had $24,417,688 and $3,258,806 of cost and estimated earnings in excess of billings, respectively.

Costs and estimated earnings in excess of billings consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Cost incurred on uncompleted contracts	$22,461,702	$3,173,870
Estimated earnings	17,120,783	2,090,778
Contract costs incurred plus estimated earnings to date	39,582,485	5,264,648
Less: progress billings	(15,164,797)	(2,005,842)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,417,688	$3,258,806

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – INVENTORIES

Inventories consisted of the following raw material, work-in-process and supplies:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw material	$237,609	$246,798
Work-in-process	1,922,420	5,101,685
Low cost consumption supplies	57,383	57,383
Total	$2,217,412	$5,405,866

For the three months ended March 31, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 6 – ADVANCES FOR INVENTORY PURCHASES

The Company makes advances to certain suppliers for inventory purchases and subcontracting fees. Most of the Company’s vendors require advances to them as a guarantee that the Company will receive their purchase on a timely basis. The advances on inventory purchases amounted to $84,358,237 and $34,056,231 as of March 31, 2010 and December 31, 2009, respectively.

NOTE 7 – PLANT AND EQUIPMENT

The following is a summary of plant and equipment at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)
Buildings	$3,936,775	$3,936,775
Equipment and machinery	9,508,465	9,508,465
Motor vehicles	1,736,731	1,647,515
Furniture and office equipment	471,984	447,229
Construction in progress	735,659	6,768
Total	16,389,614	15,546,752
Less: accumulated depreciation	3,508,207	3,281,363
Plant and equipment, net	$12,881,407	$12,265,389

Depreciation expense for the three months ended March 31, 2010 and 2009 was $226,768 and $256,334, respectively. For the three months ended March 31, 2010 and 2009, no interest was capitalized into construction in progress.

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On March 9, 2010, the Company invested $440,100 (RMB 3,000,000) for 30% noncontrolling interests in DEEC, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its noncontrolling ownership interest as equity method investments.

The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue	$-	$	n/a
Income from operations	$-	$	n/a
Net income	$-	$	n/a

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current assets	$1,398,661	$	n/a
Long-term assets	$68,339	$	n/a
Current liabilities	$-	$	n/a
Long-term liabilities	$-	$	n/a

NOTE 9 – ADVANCES ON NON CURRENT ASSETS

Advances to Suppliers

The Company makes advances to certain suppliers for construction projects.  The advances on equipment and construction were $5,668,473 and $5,550,966 as of March 31, 2010 and December 31, 2009, respectively.

Prepayment for Land Use Right

As of March 31, 2010 and December 31, 2009, the Company prepaid $8,389,122 and $799,965, respectively, for purchase of land use rights, but had not obtained the title to the land use right. Therefore, as of March 31, 2010 and December 31, 2009, the amount has been recorded as a prepayment for land use right in other assets.

Long term prepaid expenses

As of March 31, 2010 and December 31, 2009, the Company prepaid $199,863 and $219,447 for more than one year expenses. The Company amortizes the prepayment based on the terms, for the three months ended March 31, 2010 and 2009, accumulated amortization expense for long term prepayment amounted to $19,577 and $3,663, respectively.

For the period ended March 31, amortization schedule for the following period amounted to:
2011	78,338
2012	78,338
2013	30,587
2014	12,600
Thereafter	-
Total	199,863

NOTE 10 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Land use rights	$651,136	$651,136
Patents and licenses	733,500	733,500
Total intangible assets	1,384,636	1,384,636
Less: accumulated amortization	252,877	239,840
Total intangible assets, net	$1,131,759	$1,144,796

Amortization expense for the three months ended March 31, 2010 and 2009, amounted to $13,033 and $16,682, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized pursuant to the percentage-of-completion method used to recognize contract revenue.  As of March 31, 2010 and December 31, 2009, the Company had $5,499,543 and $0 of cost and estimated earnings in excess of billings, respectively.

Billings in excess of costs and estimated earnings consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Progress billings	$14,017,638	$-
Less: cost incurred on uncompleted contracts	(4,266,342)	-
Less: estimated earnings	(4,251,753)	-

Billings in excess of costs and estimated earnings on uncompleted contracts	$5,499,543	$-

NOTE 12 – SHORT TERM BANK LOANS

Short term bank loans consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Due to Shanghai Pudong Development Bank, interest at 5.31%, due in November 2010, secured by certain equipments	$1,467,000	$1,467,000
Due to Shanghai Pudong Development Bank interest at 5.841%, due in February 2011, secured by certain equipments and guaranteed by shareholder	2,200,500	-
Total short term bank loans	$3,667,500	$1,467,000

Long term bank loans consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Due to Shanghai Pudong Development Bank, interest at 6.912%, due in installments from March 2012 to March 2014, secured by manufacturing plants and office buildings	$8,068,500	$-
Total long term bank loans	$8,068,500	$-

Total interest expense on the bank loans for the three months ended March 31, 2010 and 2009, amounted to $19,468 and $115,417, respectively.

The above loans are secured by the Company's equipments, buildings and land use rights located within PRC, with carrying net value as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Equipment & Machinery in Dalian, China	$8,373,413	$6,965,057
Buildings in Dalian, China	3,390,031	-
Land use rights in Dalian, China	563,297	-
Total assets pledged as collateral for bank loans	$12,326,741	$6,965,057

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 –TAXES PAYABLE

 Taxes Payable consisted of the following at:
	March 31,	December 31,
	2010	2009
	(Unaudited)
Income taxes payable	$2,191,261	$716,795
VAT payable	5,850,671	3,260,613
Other miscellaneous taxes	6,553	26,301
Total taxes payable	$8,048,485	$4,003,709

NOTE 14 – RELATED PARTY TRANSACTIONS

Loan to shareholders

On December 7, 2009, the Company provided a loan to the major shareholders in the amount of $3.5 million.  The loan is short term and due on May 10, 2010, which has an annual interest rate of 5.25%. Principal and interest are due in full on maturity date. On May 7, 2010, the Company received principal of $3,200,000 from the shareholders for the payment of the loan. On May 10, 2010, the remaining principle and interest was paid to the Company for the amount of $377,527.

As of March 31, 2010 and December 31, 2009, the Company’s major shareholder advanced $425,252 and $494,614, respectively, to the Company for operational purposes. These advances are unsecured, noninterest bearing and payable on demand.

NOTE 15 – REDEEMABLE COMMON STOCK

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

NOTE 16 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.  As of March 31, 2010 and December 31, 2009, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $86.2 million and $84.5 million, respectively.

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

On October 5, 2007, in connection with the Private Financing and pursuant to the Engagement Agreement Providing for Investment Banking Services, by and between the Company and a placement agent for the Private Financing, as amended, the placement agent received the following compensation: (i) $80,000 cash as an engagement and documentation fee; (ii) $1,750,000 as a placement commission; (iii) 875,000 shares of Common Stock, and (iv) warrants to purchase 382,500 shares of Common Stock at an exercise price of $5.376 per share, exercisable within 6 years of the date of issuance. The exercise price of the warrants is subject to adjustment under certain circumstances and the warrants permit cashless exercise by the holders. This expense is recorded as additional paid-in capital in the accompanying financial statements.

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

A discussion of the valuation techniques used to measure fair value for the warrant liabilities listed above and activity for these liabilities for the three months ended March 31, 2010 is provided elsewhere in this footnote and in Note 2.

Warrants

Following is a summary of the warrant activity:
Number of Shares
Outstanding as of January 1, 2009	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March31, 2009 (Unaudited)	382,500
Granted	2,276,422
Forfeited	-
Exercised	(382,500)
Outstanding as of December 31, 2009	2,276,422
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010 (Unaudited)	2,276,422

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 Following is a summary of the status of warrants outstanding at March 31, 2010 (Unaudited):

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$34.50	2,276,422	0.43 years	$34.50	1,138,211	0.19 years
Total	2,276,422			1,138,211

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

The 50,000 options granted in 2009 had fair value of approximately $397,222. The Company recognized $19,496 compensation expense in general and administrative expenses for the three months ended March 31, 2010.

As of March 31, 2010, the total compensation cost related to stock options not yet recognized was $339,301 and will be recognized over the weighted average life of 3 years.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	-	$-	$-
Granted	-
Forfeited	-
Exercised	-
Balance, March 31, 2009 (Unaudited)	-	$-	$-
Granted	50,000	6.15	182,500
Forfeited	-
Exercised	-
Balance, December 31, 2009	50,000	$6.15	$1,075,000
Granted	-
Forfeited	-
Exercised	-
Balance, March 31, 2010 (Unaudited)	50,000	$6.15	$879,000

Following is a summary of the status of options outstanding at March 31, 2010 (Unaudited):

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.15	50,000	4.25 yrs	N/A	-	-
Total	50,000			-

NOTE 17 - EARNINGS PER SHARE

The following sets forth the calculation of earnings per share for three months ended March 31, 2010 and 2009 (Unaudited):

	2010	2009
Net income	$18,656,506	$12,474,916
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$18,656,506	$12,474,916

Weighted average number of common stock – Basic	28,603,321	25,040,000
Effect of dilutive securities:
Warrants	-	-
Weighted average number of common stock – Diluted	28,603,321	25,040,000
Earnings per share:
Basic	$0.65	$0.50
Diluted	$0.65	$0.50

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2010, a total of 2,276,422 warrants were excluded from the diluted earnings per share due to its anti-dilutive effect, and 50,000 options were excluded from the diluted earnings per share since none was vested as of March 31, 2010.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $39,947 and $26,621 for the three months ended March 31, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FASB’s accounting standard regarding leases. The Company entered into vehicle leases and property leases. The minimum future payment for leases is as follows:

Year ending March 31, 2011	$13,260
Year ending March 31, 2012	6,660
Year ending March 31, 2013	6,660
Year ending March 31, 2014	2,220
Thereafter	-
Total	$28,800

Purchase Commitments

As of March 31, 2010 and December 31, 2009, the Company had firm purchase commitments for capital projects in progress of $93 million and $101 million, respectively.

Register Capital Commitments

In December 2009, RINO increased its investment to Dalian Innomind from $20 million to $80 million, Dalian Innomind received $20 million on December 18, 2009, the remaining $40 million is to be paid by RINO in two years from December 18, 2009.

In November 2009, RINO founded Dalian Investment with registered capital of $98 million. As of March 31, 2010, Dalian Investment received $70 million; the remaining $ 28 million is to be paid by RINO in two years from November 2009.

 NOTE 19 – SUBSEQUENT EVENT

On May 7, 2010, the Company received principal of $3,200,000 from shareholders for the repayment of a loan. On May 10, 2010, the remaining principal and interest was paid to the Company in the amount of $377,527.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of RINO International Corporation and its direct and indirect subsidiaries and controlled affiliates (collectively, the “Company”), may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of the Company. Such “forward-looking statements” include, but are not limited to, statements concerning the operations, performance, financial condition and growth of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, when used in this report, the word “believes,” “expects,” “estimates,” “intends,” “will,” “may,” “anticipate,” “could,” “should,” “can,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, our overall business plan, our plans to develop additional strategic partnerships, our intention to develop our products and platform technologies, our continuing growth and our ability to contain our operating expenses. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected, including those described under Item 1.A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with discussion under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the unaudited consolidated financial statements and accompanying notes and the other financial information appearing in Item 1 of this report and elsewhere in this report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) RINO International Corporation (formerly Jade Mountain Corporation); (ii) Innomind Group Limited (“Innomind”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands; (iii) Rino Investment Co., Ltd., a wholly-owned subsidiary of RINO International Corporation under the laws of the People’s Republic of China (the “PRC”); (iv) Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind organized under the laws of PRC; (v) Dalian RINO Heavy Industries Co., Ltd. (“RINO Heavy Industries”), a wholly-owned subsidiary of RINO Investment, organized under the PRC laws; (vi) Dalian RINO Environment Engineering Science and Technology Co., Ltd., a contractually controlled affiliate of Dalian Innomind organized under the laws of the PRC (“Dalian Rino”); (vii) Dalian Rino’s wholly owned subsidiaries, Dalian Rino Environmental Engineering Project Design Co., Ltd., organized under the PRC laws (“Dalian Rino Design”); (viii) Dalian Rino Environmental Construction & Installation Project Co., Ltd., organized under the PRC laws (“Dalian Rino Installation”) and (ix) Rino Technology Corporation, a wholly-owned subsidiary of Dalian Rino organized under the laws of the state of Nevada (“Rino Technology”).

Company Overview

We are engaged in designing, developing, manufacturing, installing and servicing proprietary and patented environmental protection and energy saving equipment for large, state-owned iron and steel industry manufacturers in the People’s Republic of China. Our business operations are conducted throughout China.

On July 13, 2009, our common stock, par value of $0.0001 per share (“Common Stock”), started trading under the symbol "RINO" on the Nasdaq Global Market.

Following the expansion of China’s economy and growth in the size of its manufacturing sectors such as its iron and steel industry, the total volumes of waterborne and airborne industrial waste and pollution have grown, and consequently, China’s industries face increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. On July 31, 2009, the Chinese Ministry of Industry and Information Technology published a formal plan for the implementation of Flue Gas Desulphurization systems in the sintering plants of Chinese steel companies, which is a specific roadmap to accelerate the number of desulphurization projects completed throughout the PRC. During the three months ended March 31, 2010, our revenues reached $47.9 million, representing an increase of 34.4% from the total revenues of $35.6 million for the same period ended March 31, 2009. Our gross profit increased from $16.0 million for the three months ended March 31, 2009 to $16.7 million for the same period in 2010, representing an increase of 4.7%. Our income from operations decreased to $9.9 million for the three months ended March 31, 2010 from $12.6 million for the same period ended March 31, 2009, representing a decrease of 21.6%. Our net income for the three months period ended March 31, 2010 grew to $18.7 million from $12.5 million for the same period ended March 31, 2009, representing an increase of 49.6%.

Principal Products

We have three principal products and product lines: the “Lamella Inclined Tube Settler Waste Water Treatment System,” the “Flue Gas Desulphurization System,” and the “High Temperature Dynamic Anti-Oxidation System for Hot Rolled Steel.” In addition, we also provide machining services for industrial enterprises.

1) Lamella Inclined Tube Settler Waste Water Treatment System

Our core product, the Lamella Inclined Tube Settler Waste Water Treatment System (the “Waste Water System”), is a highly efficient wastewater treatment system that incorporates our proprietary and patented “Lamella Inclined Tube Settler” technology. We believe that the Waste Water System is among the most technologically advanced wastewater treatment systems presently in use in China’s iron and steel industry. It includes an industrial wastewater treatment system, highly efficient solid and liquid abstraction dewatering equipment and coal gas dust removal and cleaning equipment. The technology has received numerous regional and national design awards, and has been successfully installed and used at some of the largest steel mills in China, including Jinan Iron & Steel Group Co., Ltd., Benxi Iron & Steel (Group) Co., Ltd., Handan Iron & Steel Group Co., Ltd., Tianjin Tiangang Group Co., Ltd., Shijiazhuang Iron & Steel Group Co., Ltd., Panzhihua Iron & Steel Group Co., Ltd., Anyang Iron & Steel Group Co., Ltd., Nanchang Changli Steel Co., Ltd., Shaogang Steel Co., Ltd., Linggang Steel Co., Ltd. Weifang Steel Group Co.,Ltd and Puyang Steel Co., Ltd.

Our combination of proprietary system design and patented technology allows wastewater to flow through the system in layers while at the same time settling particulate matter without disturbing the water flow. Operating results of the above Lamella Wastewater System installations show that our technology improves the stability of the settling sedimentation, increases the available settling area, shortens the settling distance for particles, reduces the settling time, and results in particle removal efficiency rates of up to 99%. After treatment with our technology and system, coal gas wastewater and wastewater containing iron mineral powder can be reused and returned to the production process without further treatment. This reduces the demand for industrial water for the enterprises utilizing our technology, reduces the output of solid industrial waste and improves the efficient use of resources.

Compared with alternative inclined plate technology, the Lamella Wastewater Treatment System has several important advantages as shown in the following table:

Normal Inclined Plate Settling Pool	Lamella Inclined Tube Settler
Water power staying time 30 minutes, surface load 3m3/m2·h, small hydraulic coefficient, short waterpower process (with short current in winter).	Water power staying time 45 minutes with surface load 8m3/m2·h, large hydraulic coefficient, long water power process.

One-time precipitation, is not fit for a wide range wave of floats, affected by the stability and effect of the water outlet.	Three-time precipitation (with sludge abstraction collection system in every layer), anti-pump load, no interference between water inlet and sludge outlet, water outlet stable.

Water inlet float content: SS3,000 ~ 5,000mg/L, water outlet float content: SS100 ~ 200 mg/L, low treatment efficiency.	Water inlet float content: SS3,000 ~ 16,000mg/L water outlet float content: SS50 ~ 80 mg/L, high treatment efficiency.

Inclined plate, inclining angle 60 degree, small settling sedimentation area.	Inclined plate, inclined tube inclining angle 45 degree, under the same volume condition, largely enlarge the settling sedimentation area.

Small sludge abstraction area, low sludge water abstraction efficiency, short life cycle of the sludge outlet, high and unstable water content of sludge, adds difficulty to the next sludge treatment process.

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

2) Flue Gas Desulphurization Systems

In China, sulphur dioxide emitted from the sintering process of manufacturing iron and steel is a major component of environmental pollution as a result of China’s industrial expansion. Sintering is part of steel-making process; removing sulphur dioxide from a steel mill’s hot flue gas emissions is, therefore, a principal way of controlling acid rain. During this process, the sulphur content is separated and emitted with flue gas while being heated.

We have two principal desulphurization technologies: Circulating-Fluidized Bed-Flue Gas Desulphurization System (“CFB-FGD System”) and Ammonia-based Desulphurization system (the "DXT-FGD System").

CFB-FGD System

The CFB-FGD System is a highly effective system that removes sulphur dioxide from flue gas emissions generated by the sintering process in the production of iron and steel (a process in which sulphur and other impurities are removed from iron ore by heating, without melting, pulverized iron ore), so that the discharge will meet all relevant China’s air pollution standards. Without such treatment, flue gasses from sintering that contain a high content of sulphur dioxide will react with atmospheric water and oxygen and therefore produce sulphuric acid that precipitates as “acid rain.” As illustrated below, the CFB-FGD System is comprised of a desulphurization agent inlet system, a circulating fluidized bed desulphurization reactor, a dust removal system, a desulphurization dust removal treatment system, a desulphurization wind pump system, a monitoring system, an electrical control system and a smoke flue system.

The CFB-FGD System utilizes proprietary technology jointly developed by Dalian RINO and the Chinese Academy of Sciences. We have the right to acquire certain related technology from the Chinese Academy of Sciences for RMB 1 million pursuant to a technology transfer agreement dated May 18, 2007.

Compared with other semi-dry desulphurization technologies, our proprietary technology has the following advantages:
1.	Our equipment has a smaller footprint;
2.	Shorter circulation process and lower calcium sulphur ratio;
3.	Lower cost of operating the system; and
4.	Higher desulphurization rates.

In addition, our desulphurization process does not generate wastewater. After the treatment, sulphur and dust content in flue gas satisfy the national standard in China. In addition, the costs for the manufacturing and installation of the equipment are relatively affordable to the targeted iron and steel mills.

DXT-FGD System

The DXT System or the DXT Flue Gas Desulphurization process is to use ammonia (which is extracted from the onsite coke oven gas process and stored in tanks) as desulphurization agent, without lowering the flue gas temperature, which reacts with SO2 to form an "ammonium sulfate" solution. After removing the heavy metals and other harmful substances, the ammonium sulfate can be used to produce agricultural fertilizers that meet the Chinese national quality standards. In early September 2009, we commenced installation of our new proprietary DXT System on a 280 m2 sinter system at Hunan Lianyuan Iron and Steel Company. The total contract value is approximately $10.3 million, with the installation and testing scheduled to be completed during the second quarter of 2010. The revenue was recognized by the end of April, 2010.

To effectively utilize this synthetic ammonia extracted from coke oven gas, which is later introduced to the flue gas via an injection grid, the DXT System utilizes a component technology, the ammonia scrubbing technology, licensed from Baosteel Group Co., Ltd. (“Baosteel”). Baosteel is China's largest steel producer, which has been successfully applying this technology to its manufacturing process for 10 years. The ammonia scrubbing technology was initiated in the 1960s at the TVA fertilizer center in the U.S., and was later commercialized by German, U.S. and Japanese companies in the 1970s'. However, until now, technical issues have limited wide scale adoption of ammonia scrubbing within the flue gas desulphurization process. These technical issues include, among other things, the safe and proper transportation and storage of ammonia, the effective filtration of heavy metals from the by-product ammonium sulfate and the control of the escape of ammonia during the process, called "ammonia slip".

After four years of research and development, we have solved these technical problems by introducing the DXT System, which to our knowledge, is the only truly effective ammonia scrubbing desulphurization system in China's iron and steel industry. We believe, that in addition to our commitment to remove up to 99% of the harmful SO2, the DXT System also utilizes less energy, decreases operating and maintenance costs, and creates a sustainable revenue stream through the production of high quality ammonia sulfate fertilizers for agricultural use. The Chinese government strongly supports technologies which are both environmentally friendly and economical. Our customers in the iron and steel manufacturing industry that use the DXT System will be eligible for tax credits and government subsidies to offset their production costs.

Economically, ammonia scrubbing technology in China has considerable potential for the following two reasons. One is the sufficient supply of wallboard gypsum in China. Most scrubbing systems produce gypsum, which is sold to wallboard companies. However, the potential amount of SO2 to be scrubbed is far greater than that can be consumed by the wallboard industry. Another reason is the attractive price of ammonium sulfate fertilizer. Converting coke oven gas to fertilizer is obviously made more economical by the available free ammonia. Presently, the purchase price of ammonia is less than 25% of that of ammonium sulfate. Sinter plants, especially those located close to Chinese fertilizer markets, could very profitably produce ammonium sulfate fertilizer.

3) High Temperature Dynamic Anti-Oxidation System for Hot Rolled Steel

Our High Temperature Anti-Oxidation System for Hot Rolled Steel (the “Anti-Oxidation System”) is a set of products and a mechanized system that substantially reduces oxidation-related output losses in the production process of continuous casting and hot steel rolling. In the process of continuous casting and hot steel rolling, oxidation-related output loss ranges from 2% to 5% on average, while our Anti-Oxidation System reduces such loss by over 60%. In addition, oxidation process in high-temperature steel production not only wastes of water and energy but also generates pollutants. In the United States, Japan and Europe, technology has been developed to solve this problem, but the costs of the coating used in such technology and the inability of the equipment to be utilized in high-temperature environments limit its application to the manufacturing of specialty steel products such as stainless steel, silicon and carbide steel products.

Our Anti-Oxidation System is specifically designed to work effectively with hot rolled steel products in a high-temperature environment. As illustrated below, our system operates at significantly higher product temperatures than its competitors, thereby increasing its general utility and its range of steel product applications. We believe that in design and technology, our Anti-Oxidation System is the only anti-oxidation process available for the iron and steel industry (both in the PRC and internationally) that can be applied in a high-temperature environment, and is a unique solution to the loss of steel production output due to high-temperature oxidation, which has been a long-standing problem in the world-wide iron and steel industry.

This technology utilized in the Anti-Oxidation System is jointly developed by Dalian RINO and the Chinese Academy of Sciences. In March 2006, Dalian Rino acquired the technology from the Chinese Academy of Sciences under an agreement that provides for the co-ownership of the intellectual property rights to the formula for the anti-oxidizing paint used in the system and to the spray system for applying the paint, co-ownership of any patents granted, and the transfer to Dalian Rino of all commercialization rights.

As hot rolled steel consists of approximately 90% of China’s steel production and 90% of world-wide production, we believe that our technology has a far broader market both in China and internationally than is the competing systems and technologies.

From our previous experience, each unit of our Anti-Oxidation System services one steel line and costs approximately $1.4 million to be installed. The coating material developed by Dalian Rino for the use with the anti-oxidation equipment can be produced at relatively low cost at approximately $1,264 per ton, which may cover approximately 1,180 tons of steel. Our coating material is usable in a high-temperature environment and is easily applied in a uniform manner. Such coating can be directly sprayed onto hot steel slabs at temperatures of 600°-1000° C, therefore saving substantial costs and energy, compared to all other anti-oxidation equipment.

Contract Machining Services

In addition to the environmental remediation and protection systems above, since late 2005 we have also being using our slight capacity surplus of mainframe equipment processing to perform contract machining services for third-party industrial enterprises.

The specialized heavy machinery and equipment that we use to produce our Lamella Wastewater System, Flue Gas Desulphurization Systems and Anti-Oxidation System also provide us with a substantial capacity to undertake large, specialized and high-precision parts machining. To this end, Dalian Rino establishes and maintains strategic cooperation relationships with companies such as China First Heavy Industries, with which we contracted to provide access to our heavy machine tools, and Dongfang Electric Machinery, for which we provide hydropower equipment parts.

We expect that as sales of our own products increase, we will reduce or eliminate contracting the use of our machines and equipment to third parties.

Customers

Our customers are mainly large iron and steel companies in China. Generally, our projects involve manufacturing, installation and testing of the equipment we sell, and the contract prices vary with products and technical conditions. Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time. Due to the size of our projects and the length of time (on average in 6 - 8 months) to complete, it appears that our revenues are generated from a limited number of customers at any given period of time. However, we do not rely on a limited number of customers for revenue generation over time, as our customers constantly change. There are approximately 34 iron and steel companies in China of a size and with annual production levels that make our products feasible for sale and installation. In order to expand our sales, we plan to capture increasing numbers of these potential customers for primary product sales and aggressively cross-sell our products to each customer. During the years ended December 31, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales. For the quarter ended March 31, 2010, our biggest customer and contract so far, Shougang Jingtang Iron & Steel Co., Ltd., is accounted for 21.5% of our total revenue. Sales to the other three major customers, Baotou Iron and Steel Group, Sichuan Steel Factory and Zhongtian Iron and Steel Co., Ltd., contributed approximately 12%, 11% and 10% of our revenue, respectively, in the first quarter of 2010.

All of our products are customized to our customers’ specific requirements. We enter into fixed-price equipment sales contracts with our customers that are performed in engineering, manufacturing, construction and installation phases. Generally, we fulfill our contractual obligations within twelve months.

Our project-based revenue is affected directly by our customers’ capital budgets and their needs to build new plants. Because most of our customers are state-owned-enterprises, their budgeting decisions are influenced by the Chinese central government’s environmental protection and pollution control policies, which presently are favorable to our business and products. We believe that such policy emphasis will continue in the foreseeable future. The cost of revenues for our products includes direct materials, direct labor, and manufacturing overhead, with a significant portion allocated to materials costs, which are subject to fluctuation.

Competition

Lamella Wastewater System

Prior to Dalian Rino’s introduction of its Lamella Wastewater technology, the typical industrial wastewater treatment technology used in China relied on an inclined “plate settling pool” process which is still generally available in China. Our advanced technology results in the following competitive advantages: large hydraulic coefficient, long water power process, high treatment efficiency, etc. We know of no comparable technology presently available in China, and we will emphasize the foregoing cost and efficiency advantages.

Desulphurization System

Presently in China, major domestic companies engaged in the desulphurization equipment market include: Beijing Guodian Longyuan Environmental Company, Zhejiang Feida Company, Fujian Longjing Environmental Company, Wuhan Kaidi Electric Power Company, Jiulong Electric Power Company, Qinghua Tongfang, University of Science & Technology, Beijing ZHTD Technology, Talroad Company, Yonker Environmental Protection Group, and China City Environment Protection Engineering. To the best of our knowledge, among them, University of Science & Technology, Beijing ZHTD Technology Co., Talroad Company, Yonker Environmental Protection Group, China City Environment Protection Engineering Ltd. Co. and Fujian Longjing Co., Ltd have entered into the desulphurization market of the iron and steel industry; and the rest are mainly servicing the desulphurization market of China’s power industry. We consider Fujian Longjing as our major potential competitor in the desulphurization market, but it is more focused on power industry.

Major international companies in the desulphurization market include: Voestalpine AG and Mitsubishi, each of which has won one business contract in Taiyuan and Anhui in China, respectively, and are currently in the installation and testing stage. We believe we have strong competitive advantages over these international players in terms of project investments and operating costs. We don’t believe they will become our strong competitors in the near future.

Anti-Oxidation System

We believe our Anti-Oxidation System is unique and virtually without competition in China. We know of no other entity that is engaged in developing or supplying anti-oxidation technology that can operate on-line at the high temperatures (600 – 1000 °C) involved in hot rolled steel production, which represents 90% of China’s steel output. A number of anti-oxidation technologies are available internationally from suppliers that include: Advanced Technical Products Company, ATP Metallurgical Coatings, Duffy Company, Condursal and Berktekt. However, the high costs of the anti-oxidizing coatings these technologies rely on, and especially their ineffectiveness at high temperatures, have limited their market to specialty steels. Our Anti-Oxidation System is specifically designed to apply coating on-line under high temperature condition. To our knowledge, there is no other company in China that has similar technology.

Recent Developments

Dalian Environmental Exchange Center Co., Ltd. (“DEEC”)

DEEC was established on March 9, 2010 under the laws of the PRC with registered capital of RMB 10 million. On February 4, 2010, Dalian RINO contributed RMB 3 million (or approximately $440,100) into DEEC, which accounts for 30% of the ownership interest. DEEC’s business includes comprehensive trading of the technologies and proprietary rights relating to environmental protection, energy saving, and greenhouse gases (carbon dioxide). DEEC also provides management, technology and services in environmental protection and energy saving related project consulting, design planning, project evaluations and project investments.

Currently, there are only seven other similar exchange centers in China (located respectively in Beijing, Shanghai, Tianjin, Hangzhou, Wuhan, Kunming and Hebei). Despite the small amounts, we believe our investments in DEEC as strategically meaningful, because: 1) we are the second largest shareholder of DEEC, which will promote our reputation and credibility, therefore benefit our marketing; 2) through the platform set by DEEC, we can have easier access to the updated information and technology in the environmental protection industry, which may assist us to be a competitive player in the international market; and 3) DEEC will provide our clients with useful energy-saving information and profit earning opportunities, which will in turn drive up their demand for environmental protection facilities, such as our products and services.

CFB-FGD System Listed as “2010 National Primary Technologies of Environmental Protection”

On April 15, 2010, our Circulating-Fluidized Bed-Flue Gas Desulphurization System (“CFB-FGD System”) is the only one of its comparables in its sector that is listed as “2010 National Primary Technologies of Environmental Protection.” In 2009, there used to be two other similar technologies, together with CFB-FGD that were listed in last year’s “2009 National Advanced Technologies of Anti-Pollution Industry”. Both lists are released by the Association of Environmental Protection Industry of China. And it evidences that our technology is highly recognized by Chinese authorities, and that our advantages over the competitors of our technology stand more prominent under stricter regulations,.

BOT Projects

Build-Operate-Transfer (“BOT”) projects are highly encouraged by Chinese government in environmental protection industry. For example, Ministry of Industry and Information (MII) promotes the BOT projects in metallurgy industry by alleviating the financing burden of such enterprises, so that they can make the best use of funds from society. This will incur a higher entry barrier for smaller players which do not have advanced technology and solid capital support. Also, commercial banks are highly encouraged by the Chinese government to provide loans to BOT projects in metallurgy industry. Several major banks in China have expressed their willingness of providing loans to our BOT projects. Usually, BOT projects require investments during the initial 4 years and start generating profits thereafter.

On March 1, 2010, we secured an $8.1 million project loan for the construction phase of our BOT project with Shougang Jingtang Iron & Steel Co., Ltd., which covers the design, construction and installation of two Semi-Dry Flue Gas Desulphurization ("FGD") units. The project loan, provided by Pudong Development Bank of Shanghai, has a four-year term which commenced on March 1, 2010. Interest on the outstanding principal of the loan is payable quarterly. The interest rate, initially set at 6.9%, is based upon the Chinese Central Bank Rate plus a fixed margin, and can be adjusted only once annually to reflect changes in the underlying Chinese Central Bank Rate. Additionally, the loan carries no prepayment penalties. Upon construction completion and final customer approval, we will commence the 10-year operating contract of this BOT project. The commencement date is expected to be in the fourth quarter of 2010.

Sludge Treatment System

In November 2008, Dalian University of Technology (“DUT”) successfully developed a new sludge treatment system with our cooperation. This can be used to treat sludge generated by the municipal wastewater, industrial sludge generated by chemical and oil industry. We estimate this market is of approximately $28.8 billion in China. To treat the sludge, the first and most critical step is to remove water from the sludge through a dehydration process, which will reduce the quantity of the sludge and make it easier to be incinerated and vaporized. Depending on the heavy metal content of the desiccated sludge, the final product can be used as agricultural fertilizer if the heavy metal content is low, or, after further processing, as a component in various construction materials if the heavy metal content is high.

We believe the current best sludge treatment technology available in the PRC market (provided by third parties) can make the sludge moisture content reach 70%, whereas our technology, using superheated steam to dehydrate sludge, can make the moisture content at a 50 – 60% level. In addition, our system costs approximately 30% less than imported ones and the costs of daily operation are approximately 45% less. The Chinese government recently promulgated a new regulation requiring at least 60% of municipal wastewater be treated by 2010, the implementation of which is expected to significantly increase the amount of sludge generated by the wastewater treatment process in China in the next several years. We estimate the profits to process one ton of sludge generated by municipal wastewater treatment process vary between $12 and $19, depending on different steam sources. Currently, approximately 40 million tons of sludge is being generated by the wastewater treatment process annually with a water content of approximately 80%.

We believe Northeastern China, where Dalian RINO is located, is the oil industry center and this region generates approximately 2 million tons of oil sludge annually. Although our new sludge treatment system has not yet generated any revenue, we estimate the profit to process one ton of oil sludge averages $30. DUT has made a patent application for this technology in China. Pursuant to our agreement with DUT, we will pay an ongoing royalty of approximately 5% of sales to DUT.

Appointment of New CFO

Effective April 27, 2010, the Board of Directors appointed Ben Wang to serve as the Chief Financial Officer of the Company. The terms of Mr. Wang’s employment are still under negotiation.

Loan Repayment

On March 31, 2010, the Company entered into a loan agreement with Mr. Dejun Zou and Ms. Jianping Qiu evidencing the terms of a loan made to them in a principal sum of $3.5 million at an annual interest rate of 5.25% (the “Loan”, such agreement hereinafter referred to as the “Loan Agreement”). Pursuant to the Loan Agreement, Mr. Zou and Ms. Qiu also issued a secured promissory note to the Company which is due on May 10, 2010 (the “Secured Promissory Note”). A copy of the Loan Agreement with the Secured Promissory Note is filed herewith as Exhibit 10.1. On May 10, 2010, the Company received payment in full of all outstanding principal and interest of the Loan, totaling approximately $3.577 million.

Use of Proceeds of December 2009 Financing

As of the date of this Report, we intend that the proceeds that we received from a registered direct offering in December 2009 will be used for the following purposes:

	Projects	Amounts ($ millions)
1	Changxing Island Industrial Base	50
1.1	Land Acquisition	4
1.2	Building Construction	36
1.3	Equipment Purchase	10
2	Dalian Municipal Sludge Treatment	20
2.1	Land Acquisition	3.5
2.2	Building Construction	8.2
2.3	Equipment Purchase	7.3
2.4	Installation	0.9
3	Dalian Innomind Projects	20
	Total	90

Changxing Island Project

The Changxing Island Industrial Project requires a total investment amount of around $107 million. Aside from using $50 million of the proceeds that we raised from the financing in December 2009, the remaining $57 million will be funded by Chinese local commercial banks.

On March 2, 2010, Rino Heavy Industry entered into a Purchase Agreement for Land Use Right of State-Owned Construction Site (the “Agreement”) with Dalian City Land Resources and Housing Bureau of Liaoning Province of PRC (the “Seller”) for the land located at Enterprise District, Lingang Industrial District, Changxing Island, Dalian (the “Changxing Island Land”). The purchase price for the land use right is in an aggregate amount of RMB 51,239,320 (or approximately $7,516,808) (the “Purchase Price”). For more details of the Agreement, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

By the end of March 31, 2010, we had already invested $8.5 million in the Changxin Island Project, which includes infrastructure construction, land acquisition, equipment prepayment and taxes. We started the construction of the Changxing Island Project on April 20, 2010. Recently, the State Council of China named Changxin Island Industrial Zone as “National Level Development Zone”, which may attract more investments and then drive up the land value thereafter.

Dalian Innomind Working Capital

Approximately $20 million will be used as working capital for the projects that will be undertaken by Dalian Innomind. Dalian Innomind shares some of the projects with Dalian RINO, such as Waste-water treatment projects and Flue-gas desulfurization projects.

Backlog

Backlog, defined as unfinished projects, as of March 31, 2010 was $110.5 million and the breakdown associated with the backlog is set forth in the following table. The Company expects that approximately 50% of this backlog amount will turn into revenue by the end of the second quarter of 2010.

Product Segment	Amount ($ millions)
1. Desulphurization Systems	67.7
2. Wastewater Treatment	22.3
3. Anti-oxidation Systems	1.8
4. Municipal Sludge Treatment	18.7
Total	110.5

Results of Operations

Three Months Ended March 31, 2010 and 2009.

Revenue

Total revenue increased by $12.3 million to $47.9 million or an increase of 34.4% for the three months ended March 31, 2010, as compared to the total revenue $35.6 million for the three months ended March 31, 2009. Revenue growth was driven by demand for RINO’s major product lines as the Company continued to execute on new and existing project installations. The breakdown of the revenue growth is as follows:

	For the three months ended March 31,
	2010		2009
	Revenue(in thousands)	As a % of total revenue	Revenue(in thousands)	As a % of total revenue	% of Increase
Wastewater treatment equipment	$10,792	22.5%	7,238	20.3%	49.1%
Flue gas desulphurization	33,938	70.9%	25,704	72.2%	32.0%
Anti-oxidation equipment and coatings	3,037	6.4%	2,424	6.8%	25.3%
Machining services	92	0.2%	242	0.7%	(62.2)%
Total revenue	$47,859	100%	35,608	100.0%

Demand for our Lamella Wastewater System, increased 49.1% to $10.8 million for the three months ended March 31, 2010, as compared with $7.2 million for the three months ended March 31, 2009. Our increase in the waste water system sales was mainly due to the increased demand from the iron and steel industry for our solutions.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by over 90%. Our increase in the flue gas desulphurization sales were mainly due to the increased demand from the iron and steel industry for the solutions, as our Desulphurization System offers for airborne sulphur dioxide emissions. For the three months ended March 31, 2010, we recorded revenues of $34.0 million, as compared to revenues of $25.7 million for the three months ended March 31, 2009, representing an increase of 32.0%.

Our Anti-Oxidation System, which we introduced in January 2007, materially reduces oxidation loss in the production of hot rolled steel plates. Anti-oxidation is a long-sought solution in the iron and steel industry. We believe our Anti-Oxidation System, including coatings and spraying equipment, is the only online system that prevents or reduces oxidation without needing to first cool down the steel slab. We anticipate that our Anti-Oxidation System will be an important driver of revenue growth. For the three months ended March 31, 2010, we recorded revenues of $3.0 million anti-oxidation equipment and related coatings sales, as compared to revenues of $2.4 million for the three months ended March 31, 2009, representing an increase of $ 0.6 million or 25.3%. The increase in revenues largely reflects our increased demand as the value of our anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the three months ended March 31, 2010, revenues accounted for 0.2% of the total revenue as compared to 0.7 % for the corresponding period in 2009, reflecting a higher level of equipment construction and reduced level of services provided to third parties.

Cost of Sales

The cost of sales for the three months ended March 31, 2010 increased by $11.5 million to $31.2 million from $19.7 million for the three months ended March 31, 2009, representing an increase of 58.5%. The increase was largely due to increased sales. As a percentage of sales, the cost of sales increased to 65.1% for the three months ended March 31, 2010 compared to 55.2% for the same period in 2009. The breakdown of the cost of sales is as follows:

	For the three months ended March 31,
	2010		2009
	Total (in thousands)	% of sales	Total (in thousands)	% of sales
Revenues
Contracts	$47,768		$35,366
Machining Services	92		242
Cost of Sales
Contracts	$31,160	65.2%	$19,333	54.7%
Machining Services	—	—	324	133.9%
Gross Profit	$16,700	34.9%	$15,951	44.8%

As a result of the growth in our business, our capacity has directly impacted how we operate and how much we can charge from period to period, depending on demand level, production efficiency and location of the contracts. Average contract price is at $10.1 million in 2010 as compared to $7.1 million in 2009. Initially, we had to try to fully utilize our own manpower on the contracted projects. However, when we reached our maximum production capacity, we have to outsource some of our products to outside constructors. We have incurred total of $5.8 million outsourcing expense for the three months ended March 31, 2010 as compared to $0.9 million in the same period in 2009. In addition, the decrease of the gross margin was also impacted by the increase in the market price of steel. Increase in outsourcing has significantly increased our cost of sales and resulted in decrease in gross margin.

Our gross profit for the three months ended March 31, 2010 has increased by $ 0.7 million or 4.7 % over the gross profit for the same period in 2009. The increase in gross profit was mainly because we received and completed more projects in 2010, due to the high demand of our products and the Chinese government regulation which has significantly increased demand for our products. Our manufacturing capacity directly impacts how we operate and can change from period to period, depending on demand level, production efficiency and location of the contracts. In periods of high demand, we tend to outsource and consequently results in higher costs and lower profit margins. During the three months ended March 31, 2010, the 58.5% increase in cost of sales was directly attributable to outsourcing that intends to complement our in-house production and to meet project implementation timelines.

Operating Expense

Operating expenses for the three months ended March 31, 2010 increased to $6.8 million from $3.4 million for the same period ended March 31, 2009, representing an increase of 102.7%. The $3.4 million increased in our operating expenses was mainly resulted from the increase of sales commission from $2.0 million in 2009 to $4.9 million. Our Company’s sales commission is usually determined based on the execution of a signed contract. The Company agreed to pay 4-8% sales commission upon the receipt of first payment from its customers. During the first three months of 2010, we signed 15 new contracts. Based on the sales commission agreements, we are obligated to pay sales commission on 13 projects that were signed and first payments received in the first quarter of 2010 plus one contract that was signed in 2009 and the first payment was received in the first quarter of 2010. The average contract price of these 13 projects is at $8.5 million. As compared to the three months ended March 31, 2009, the Company was obligated to pay sales commission on 6 projects at an average contract price of $7.2 million. Overall, increase in commission expense was due to our business expansion with more contracts signed in current period as compared to the same period in 2009.

Other Income, Net

Other income, net, for three months ended March 31, 2010 increased $10.4 million to $ 10.3 million from other expense, net, of $ 104,998 in 2009. The increase in other income, net, was mainly due to the decrease of fair value on warrants we issued, which is a direct result of stock price drop. The interest income increased $0.03 million as a higher interest rate was earned on the cash deposited by the Company in a bank, during the three months ended March 31, 2010. The interest expenses decreased by $0.1 million, because most of the loans made to us were secured during March 2010, and interest was only accrued for less than a month. On March 1, 2010, the Company secured an $8.1 million project loan from Pudong Development Bank of Shanghai for "build" contract of its BOT (Build-Operate-Transfer) desulphurization project with Shougang Jingtang Iron & Steel Co., Ltd.

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

Cash and Cash Equivalents

Our liquidity position remains strong, supported by approximately $97.7 million cash and cash equivalents as of March 31, 2010, representing a decrease of 27.4 % as compared to $134.5 million as of December 31, 2009. Cash generated from operations and financing activities fully supported the needs of our working capital, and capital investments in 2009. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash used in operations totaled $38.2 million in the three months ended March 31, 2010, representing an decrease of 238.4 % as compared to $27.6 million cash provided by operations in the same period of 2009. The major components of cash used in operations are net earnings from operations, adjusted for non-cash income and expenses and changes in working capital. Cash provided by operations decreased by $65.7 million in the three months ended March 31, 2010 as compared to the same period of 2009.

The following tables present our net cash flows for the three months ended March 31, 2010 and for the same period ended March 31, 2009.

	For the three months ended March 31,
US$ (in thousands)	2010	2009
Cash (used in) provided by operating activities	$(38,156)	$27,570
Cash used in investing activities	$(8,967)	$(21)
Cash provided by financing activities	$10,196	$650

Cash flow from operating activities

Net cash used in operating activities was $38.2 million for the three months ended March 31, 2010 as compared to net cash provided by operations of $27.6 million in the same period ended March 31, 2009. The major components of cash used by operations were related to the increased operating net earnings, and offset by non-cash gain of the fair value of the warrants, increase in cost and estimated earnings in excess of progress billing for uncompleted projects and increase in advances for inventory purchases.

Accounts Receivable

Our accounts receivable at March 31, 2010 decreased to $52.3 million from $57.8 million at December 31, 2009, representing a decrease of 9.6%. The decrease in our accounts receivable was result of increased unbilled projects and also reflects the Company’s effort to timely collect the accounts receivable.

Costs and estimated earnings in excess of billings on uncompleted contracts

Costs and estimated earnings in excess of billings on uncompleted contracts increased to $24.4 million from $3.3 million on December 31, 2009. The increase was mainly due to the fact that there were only two contracts uncompleted as of December 31, 2009. However, as of March 31, 2010, fifteen contracts remained open, which resulted in increase of unbilled projects.

Advances for inventory purchase

Advances for inventory purchase are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchase increased to $84.4 million on March 31, 2010, an increase of $50.3 million or 147.7%, from the $34.1 million recorded on December 31, 2009. The increase was largely related to the increased prepayment for raw materials in order to secure timely delivery, which is consistent with our business expansion.

Cash used in investing activities

For the three months ended March 31, 2010, net cash used in investing activities increased to $ 9.0 million as compared to $ 20,789 used for the same period ended March 31, 2009, representing an increase of $8.9 million. This increase primarily resulted from the $8.5 million increased in advances for non-current assets and purchase of fixed assets for the three months ended March 31, 2010, as compared to a $20,789 prepayment made in the same period of 2009.

Cash provided by financing activities

For the three months ended March 31, 2010, net cash provided by financing activities increased to $ 10.2 million as compared to cash provided by financing of $0.6 million for the same period ended March 31, 2009, representing a increase of 1469.4%. The increase was primarily due to the additional bank loan received in the amount of $ 10.3 million for the three months ended March 31, 2010, and there was no loan obtained in the same period in 2009.

Related Party Transactions

The Company owed $425,252 and $ 494,614 to Mr. Dejun Zou, our CEO and director, as of March 31, 2010 and December 31, 2009, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount with loan in nature due at 0% and 5.24 % for the three months periods ended March 31, 2010 and 2009, respectively. Total imputed interest recorded as additional paid-in capital amounted to $0 and $5,375 for the three months ended March 31, 2010 and 2009, respectively.

On March 31, 2010, the Company entered into a loan agreement with Mr. Dejun Zou and Ms. Jianping Qiu evidencing the terms of a loan made to them in a principal sum of $3.5 million at an annual interest rate of 5.25%. Pursuant to the Loan Agreement, Mr. Zou and Ms. Qiu also issued a secured promissory note to the Company due on May 10, 2010 (the “Secured Promissory Note”). Mr. Zou and Ms. Qiu are directors and officers of the Company. The Loan, with principal and accrued interest totaling approximately $3.577 million, was fully repaid on May 10, 2010.

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

Effective January 1, 2009, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi (RMB). As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

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

Recently Issued Accounting Pronouncements and Adopted Accounting

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this reports, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010, to satisfy the objectives for which they are intended.

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

2) Ineffective controls over accounting for revenues and billing process

We did not design and maintain effective controls over the accounting for assets. Specifically, the controls over our billing system were not designed and operating effectively to ensure the completeness and accuracy of related revenues. As of March 31, 2010, management’s evaluation of internal controls revealed that our accounting department was not timely notified about the entry of certain subcontracted projects.

Further, during its evaluation, management determined that a material weakness existed with respect to our process of estimating the allowance for uncollectible accounts at March 31, 2010. The Company’s process for determining its allowance for uncollectible accounts focused primarily on evaluating the appropriate percentage of gross revenues to record during a particular period. However, as of March 31, 2010, the Company did not have processes or controls in place that would enable management to appropriately evaluate, document and review the adequacy of the allowance for uncollectible accounts as of a particular period-end.

3) Lack of controls over fixed assets management

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

4) Lack of internal audit function

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

Changes in Internal Control over Financial Reporting

As a result of the foregoing material weaknesses, as of March 31, 2010, the Company’s audit committee of its Board of Directors has undertaken to further review internal controls along with management and in cooperation with outside consultants in order to remediate all existing material weaknesses and internal control deficiencies.

Effective April 27, 2010, the Company’s Board of Directors approved the appointment of Ben Wang as its Chief Financial Officer.

Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management also intends to take the following further specific actions to address the deficiencies that are identified and strengthen our internal control over financial reporting:

•	to implement proper procedures of cash disbursement approval-control management under the supervision of the Audit Committee of the Board of Directors

•	to create positions in our accounting department to segregate duties of recording, authorizing and testing

•	to increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals

•	to allocate sufficient resources to achieve an effective internal audit function

•	to establish direct reporting procedures from the Chief Accounting Officer to the Chief Financial Officer to ensure a better overview of the Company’s financial reporting system by the CFO

•	to reemphasize to all the officers and employees of the Company the Code of Ethics and to ensure all officers and employees’ full compliance of the Code of Ethics

•	to adopt policies and procedures regarding related party transactions and to ensure Audit Committee’s review of all interested transactions

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

10.1 –Loan Agreement, dated March 31, 2010, among the Company, Dejun Zou and Jianping Qiu.

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

RINO INTERNATIONAL CORPORATION

Date: May 14, 2010	BY:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Loan Agreement, dated March 31, 2010, among the Company, Dejun Zou and Jianping Qiu.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.