Form 10-Q
period 2010-06-30
RINO International CORP
filed 2010-08-16
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on August 13, 2010 was 28,605,321.

RINO INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	2010	2009
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$88,036,608	$134,487,611
Restricted cash	3,388,392	-
Notes receivable	469,960	440,100
Due from shareholders	-	3,005,386
Accounts receivable, trade, net of allowance for doubtful accounts of $562,822 and $273,446 as of June 30, 2010 and December 31, 2009, respectively	68,389,279	57,811,171
Costs and estimated earnings in excess of billings on uncompleted contracts	38,902,971	3,258,806
Inventories	4,401,228	5,405,866
Advances for inventory purchases	64,425,996	34,056,231
Other current assets and prepaid expenses	879,076	629,506
Total current assets	268,893,510	239,094,677

PLANT AND EQUIPMENT, NET	13,020,836	12,265,389

OTHER ASSETS
Investment in unconsolidated affiliate	441,900	-
Advances for non current assets	9,492,531	6,570,378
Intangible assets, net	9,026,114	1,144,796
Total other assets	18,960,545	7,715,174

Total assets	$300,874,891	$259,075,240

LIABILITIES AND SHARE HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,202,192	$4,281,353
Short term bank loans	3,682,500	1,467,000
Notes payable	3,388,392	-
Billings in excess of costs and estimated earnings on uncompleted contracts	3,385,163	-
Customer deposits	351,630	4,984,801
Deferred revenue	1,333,127	-
Liquidated damages payable	20,147	20,147
Due to shareholders	535,895	-
Taxes payable	3,261,799	4,003,709
Other payables and accrued liabilities	508,564	496,411
Total current liabilities	23,669,409	15,253,421

Long-term loan	8,101,500	-

Warrant Liabilities	97,798	15,172,712

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 100,000,000 shares authorized, 28,605,321 and 28,603,321 shares issued and outstanding as of June 30, 2010 and December 31, 2009)	2,860	2,860
Additional paid-in capital	107,201,125	107,135,593
Retained earnings	115,517,443	78,983,794
Statutory reserves	14,314,417	11,755,312
Accumulated other comprehensive income	7,490,020	6,291,229
Total shareholders' equity	244,525,865	204,168,788
Total liabilities and shareholders' equity	$300,874,891	$259,075,240

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Contracts	$64,496,123	$40,469,182	$112,263,690	$75,835,318
Services	887,545	253,068	979,225	495,051
	65,383,668	40,722,250	113,242,915	76,330,369

COST OF SALES
Contracts	41,638,121	26,123,509	72,613,173	45,249,005
Services	494,649	268,912	494,649	592,830
Depreciation	170,767	162,260	355,442	370,327
	42,303,537	26,554,681	73,463,264	46,212,162

GROSS PROFIT	23,080,131	14,167,569	39,779,651	30,118,207

OPERATING EXPENSES
Selling, general and administrative expenses	4,958,664	4,146,294	11,771,338	7,517,018
Stock compensation expense	46,036	9,263	65,532	9,263
TOTAL OPERATING EXPENSES	5,004,700	4,155,557	11,836,870	7,526,281

INCOME FROM OPERATIONS	18,075,431	10,012,012	27,942,781	22,591,926

OTHER INCOME (EXPENSES), NET
Other expense, net	(110,664)	3,871	(113,879)	(5,779)
Change in fair value of warrants	4,889,118	(1,833,745)	15,074,914	(1,810,134)
Interest income (expense), net	70,162	(72,974)	140,444	(191,933)
Gain on liquidated damage settlement	-	1,746,120	-	1,746,120
TOTAL OTHER INCOME (EXPENSES), NET	4,848,616	(156,728)	15,101,479	(261,726)

INCOME BEFORE PROVISION FOR INCOME TAXES	22,924,047	9,855,284	43,044,260	22,330,200

PROVISION FOR INCOME TAXES	2,487,799	-	3,951,506	-

NET INCOME	20,436,248	9,855,284	39,092,754	22,330,200

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,065,043	(10,019)	1,198,791	(137,639)

COMPREHENSIVE INCOME	$21,501,291	$9,845,265	$40,291,545	$22,192,561

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,603,517	25,070,356	28,603,431	25,055,668
Diluted	28,609,452	25,070,940	28,610,245	25,055,668

EARNINGS PER SHARE:
Basic	$0.71	$0.39	$1.37	$0.89
Diluted	$0.71	$0.39	$1.37	$0.89

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, January 31, 2009	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,070)			(1,478,772)
Shares issued to settle liquidated damage payable	48,438	5	216,999				217,004
Stock issued for service	2,000	-	8,960				8,960
Imputed interest on advances from a shareholder			13,557				13,557
Net income				22,330,200			22,330,200
Allocation to statutory reserve				(2,477,427)	2,477,427		-
Foreign currency translation gain						(137,639)	(137,639)

BALANCE, June 30, 2009 (Unaudited)	25,090,438	$2,509	$25,104,821	$48,003,651	$8,673,905	$6,084,304	$87,869,190

Stock compensation expense			38,425				38,425
Non cash exercise of warrant at $5.38	260,851	26	5,881,081				5,881,107
Stock issuance for cash for $30.75	3,252,032	325	76,111,266				76,111,591
Net income				34,061,550			34,061,550
Allocation to statutory reserve				(3,081,407)	3,081,407		-
Foreign currency translation gain						206,925	206,925

BALANCE, December 31, 2009	28,603,321	$2,860	$107,135,593	$78,983,794	$11,755,312	$6,291,229	$204,168,788

Stock compensation expense	2,000	-	65,532				65,532
Net income				39,092,754			39,092,754
Allocation to statutory reserve				(2,559,105)	2,559,105		-
Foreign currency translation gain						1,198,791	1,198,791

BALANCE, June 30, 2010 (Unaudited)	28,605,321	2,860	107,201,125	115,517,443	14,314,417	7,490,020	244,525,865

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,092,754	$22,330,200
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	466,837	478,251
Amortization	86,273	33,377
Allowance for bad debt	287,064	205,687
Imputed interest on advances from shareholders	-	13,556
Amortization of long term prepaid expenses	39,166	7,329
Stock issued for services	-	9,263
Stock compensation expense and shares placed in escrow	65,532	-
Gain (expense) on Liquidated damage settlement	-	(1,746,120)
Change in fair value of warrants	(15,074,914)	1,810,134
Changes in operating assets and liabilities:
Notes receivable	(27,944)	806,516
Accounts receivable	(10,585,899)	(21,802,792)
Costs and estimated earnings in excess of billings on uncompleted contracts	(35,483,281)	-
Inventories	1,022,495	81,194
Advances for inventory purchases	(30,105,286)	6,308,955
Other current assets and prepaid expenses	(246,017)	(131,544)
Accounts payable	2,891,305	(823,508)
Customer deposits	(4,634,288)	(3,549,925)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,371,144	-
Other payables and accrued liabilities	10,077	(329,915)
Deferred revenue	1,327,607	-
Taxes Payable	(755,144)	6,038,867
Net cash (used in) provided by operating activities	(48,252,519)	9,739,525

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for investment in unconsolidated affiliate	(440,070)	-
Purchase of equipment	(1,169,547)	(28,051)
Advances for non current assets	(2,922,462)	-
Purchase of intangible assets	(7,930,290)
Net cash used in investing activities	(12,462,369)	(28,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(3,374,360)	1,030,317
Proceeds from notes payable - banks	3,374,360	88,382
Proceeds from short term bank loans	3,667,250	21,985,500
Payments on short term bank loans	(1,466,900)	-
Payments on liquidated damage settlement	-	(615,018)
Payment on due to shareholder	(321,810)	(824,808)
Proceeds from shareholder	3,862,842	668,449
Proceeds from long term bank loans	8,067,950	-
Net cash provided by financing activities	13,809,332	22,332,822

EFFECT OF EXCHANGE RATE ON CASH	454,553	(42,094)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,451,003)	32,002,202

CASH AND CASH EQUIVALENTS, beginning	134,487,611	19,741,982

CASH AND CASH EQUIVALENTS, ending	$88,036,608	$51,744,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest expense	$206,830	$369,146
Cash paid for income taxes	$2,388,504	$229,848

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

RINO International Corporation (the “Company” or “RINO”) was originally incorporated in 1984 in accordance with the laws of the State of Minnesota. On December 27, 2006, the shareholders of the Company approved a proposal to re-domicile the Company from the State of Minnesota to the State of Nevada. The Company through its 100% owned subsidiaries and Variable Interest Entities (“VIEs”), engages in designing, developing, manufacturing, and installation of environmental protection and energy saving industrial equipments in the People’s Republic of China (PRC).

Current Development

On March 9, 2010, Dalian Rino Environment Engineering Science and Technology Co., Ltd. (“Dalian RINO”) and three other unrelated Chinese based companies formed Dalian Environmental Exchange Center (“DEEC”) under the laws of the PRC. Dalian RINO invested approximately $441,900 (RMB 3 million) in cash which is accounted for as its 30% uncontrolling interest of the total registered capital of $1,467,000 (RMB 10 million). The company provides services in environmental protection and energy saving, services in connection with comprehensive trading of the technologies of environmental protection, energy saving, and greenhouse gases (carbon dioxide). DEEC also offers services in project consulting, design planning and project value evaluations, providing management, information and technology for project investments. See Note 8 for investment in unconsolidated affiliate.

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

In accordance with the interpretation of Generally Accepted Accounting Principles (GAAP), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. There is no restriction on the ability of the Company’s VIEs and subsidiaries to transfer moneys to the Company.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Current assets	$169,064,701	$145,870,479
Plant and equipment	11,048,140	11,270,034
Other noncurrent assets	22,301,543	7,713,576
Total assets	202,414,384	164,854,089
Total liabilities	184,559,081	150,218,805
Net assets	$17,855,303	$14,635,284

VIE’s liabilities as of June 30, 2010 consists of the following:

June 30, 2010
(Unaudited)

Current liabilities	$
Accounts payable	7,019,623
Short-term bank loan	3,682,500
Payable to Rino International to be eliminated	156,541,384
Billing in excess of costs and estimated earnings on uncompleted contracts	3,385,163
Customer deposits	351,630
Liquidated damages payable	-
Other payable and accrued liabilities	410,144
Notes payable	3,241,092
Due to a stockholder	85,523
Unearned revenue	1,333,127
Tax payable	407,395
176,457,581
Noncurrent liabilities
Long-term loan	8,101,500
Warrant liabilities	-
Total liabilities	$184,559,081

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of June 30, 2010, and our consolidated results of operations and cash flows for the six and three months ended June 30, 2010 and 2009. The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The financial statements of the Company’s PRC subsidiaries and VIEs are translated into US dollars using period-end exchange rates of $0.14730 and $0.1467 at June 30, 2010 and December 31, 2009, respectively as to assets and liabilities and weighted average exchange rates for the periods of $0.14669 and $0.14657 for the six months ended June 30, 2010 and 2009, respectively, as to the income and cash flow statement. The financial statements of the Company’s Hong Kong subsidiary are translated into US dollars using period-end exchange rates of $0.12850 and $0.12900 at June 30, 2010 and December 31, 2009, respectively, as to assets and liabilities and weighted average exchange rates of $0.12869 and $0.12899 for the six months ended June 30, 2010 and 2009, respectively. The equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments resulting from this process amounted to $1,198,791, and $(137,639) for the six months ended June 30, 2010 and 2009, respectively, and $1,065,043 and $(10,019) for the three months ended June 30, 2010 and 2009, respectively.

GAAP requires cash flows from the Company's operations calculated based upon the local currencies using the weighted average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. Transaction losses amounted to $108,210 and $108,210 for the six and three months ended June 30, 2010, respectively. No material transaction gains and losses occurred for the six and three months ended June 30, 2009.

Concentration and Risks

Cash in Bank

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and the United States.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of June 30, 2010 and December 31, 2009, the Company has $90,685,727 and $134,070,387 cash balances not covered by FDIC insurance in the United States, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major Customers

During the three months ended June 30, 2010, no customer accounted for more than 10% of the Company’s total sales.  During the three months ended June 30, 2009, three customers accounted for 44% of the Company’s total sales.

During the six months ended June 30, 2010, two customers accounted for 22% of the Company’s total sales, with each customer individually accounting for 12% and 10%, respectively. Accounts receivable from those four customers totaled $9,184,003 as of June 30, 2010.  During the six months ended June 30, 2009, four customers accounted for 44% of the Company’s total sales, with each customer individually accounting for 12%, 11%, 11% and 10%, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major Suppliers

Two major suppliers provided approximately 90% of the Company’s purchases of raw materials for the three months ended June 30, 2010, with each supplier individually accounting for 48% and 42%, respectively. Two major suppliers provided approximately 100% of the Company’s purchases of raw materials for the three months ended June 30, 2009.

Two major suppliers provided approximately 87% of the Company’s purchases of raw materials for the six months ended June 30, 2010, with each supplier individually accounting for 46% and 41%, respectively. Advances to these suppliers as of June 30, 2010 amounted to $61,579,281.Two major suppliers provided approximately 98% of the Company’s purchases of raw materials for the six months ended June 30, 2009.

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

Notes Receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the notes.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit requests for payment to the customers’ bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits an early payment request.  The Company had $469,960 and $440,100 in notes receivable as of June 30, 2010 and December 31, 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s allowance for doubtful accounts amounted to $562,822 and $273,446 as of June 30, 2010 and December 31, 2009, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Inventories

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventories are valued at the lower of cost or market, as determined on a first-in, first-out basis, using the weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if write downs are necessary due to the carrying value exceeding its net realizable value.  Based upon managements’ review, there were no provisions for obsolete or slow moving inventories as of June 30, 2010.

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of June 30, 2010.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain identifiable intangible assets are reviewed for impairment, at least annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2010, the Company expected all of its intangible assets to be fully recoverable.

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of June 30, 2010, management believes there were no impairments on the Company’s long-lived assets.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to a liability, as if these warrants were treated as a derivative liability since their issuance in October, 2007 (“2007 Warrants”). On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 from beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $3,288,906 on June 30, 2009.  Therefore, the Company recognized a $1,833,746 loss and $1,801,134 loss from the change in fair value of these warrants for the three and six months ended June 30, 2009.  In July, August and October of 2009, warrants to purchase 382,500 shares of the Company’s common stock were exercised through cashless conversion.

On December 7, 2009, the Company sold 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date; to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series A Warrants”); and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series B Warrants”).  These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. All of the 2009 Series A Warrants expired on June 7, 2010.  The outstanding warrants at the grant date, as of December 31, 2009 and June 30, 2010 totaled 2,276,422, and 1,138,211, respectively.  The fair value of the warrants on grant date, December 31, 2009 and June 30, 2010 amounted to $15,172,712 and $97,798, respectively. The company recognized  $4,889,118 and $15,074,914 gains from the change in fair value of warrants for the three and six months ended June 30, 2010 , respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

2009 Series A Warrants	June 30, 2010	Issuance Date
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	-	0.50
Risk-free interest rate	-%	0.16%
Expected volatility	-%	68.56%

2009 Series B Warrants	June 30, 2010	Issuance Date
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.44	1.00
Risk-free interest rate	0.30%	0.55%
Expected volatility	76.11%	131.16%

Expected volatility is based on the Company’s historical stock pricing data (adjusting for stock splits and dividends), which is a Level 3 inputs as historical volatility typically does not represent current market participant expectations about future volatility.  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends).  The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period.    The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of June 30, 2010.

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2010
	2010	Level 1	Level 2	Level 3
	(Unaudited)
Warrant liability	$97,798	-		$97,798

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

BOT Contracts. Starting from 2010, the Company enters into long-term “build-operate-transfer” contracts (the “BOT” contracts) with customers to manufacture and install, operate and maintain the industrial equipments. The revenue and costs relating to construction or upgrade services are recognized under the cost recovery method as the collection of the receivable cannot be reasonably predicted. Under the cost recovery method, no gross profit is recognized until the Company collected the cost of the revenue, or until such time that the company considers the collections to be probable and estimable and begins to recognize income based on the accrual method. A BOT service contract has an indeterminable number of acts to be performed over a specific period of time.  As such, revenue from a BOT service contract is recognized on a straight-line basis unless it is possible to estimate the stage of completion by some other method more reliably.  When in a series of acts to be performed in rendering a service, a specific act is much more significant than other acts, and then the recognition of income is postponed until the significant acts are performed.

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

Government Grant

The Dalian municipal government approved grants to the Company to encourage high-technology industry research and development. The grants are netted with research and development expenses upon receipt from the local government. The Company received  government grants in the amount of $184,829 and $43,971 during the three months ended June 30, 2010 and 2009, respectively. The Company received government grants in the amount of $184,829 and $43,971 during the six months ended June 30, 2010 and 2009, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of GAAP, the Company expenses the costs associated with the R&D activities when incurred.  R&D expenses of $146,690 and $73,786 incurred during the six months ended June 30, 2010 and 2009, respectively. All of the R&D expenses were incurred in the second quarter of 2010 and 2009.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the three months ended June 30, 2010 and 2009, amounted to $65,072 and $15,730, respectively. Shipping and handling expenses included in selling expense for the six months ended June 30, 2010 and 2009, amounted to $70,787 and $148,013, respectively.

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

The Company is required to measure the cost of the equity instruments issued in exchange for the receipt of goods or services from other than employees at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at June 30, 2010 and December 31, 2009. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the six and three months ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company and its VIE Rino Technology were incorporated in the United States and has incurred net operating losses for income tax purposes for the six and three months ended June 30, 2010 and 2009. The Company had estimated loss carry forwards of approximately $2.35 million and $1.51 million as of June 30, 2010 and December 31, 2009, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028. Management believes that the realization of the benefits from the loss carry forward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, a 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at June 30, 2010 and December 31, 2009 was approximately $801,559 and $505,000, respectively. The net change in the valuation allowance was an increase of approximately $269,559.

The Company has cumulative undistributed earnings of foreign subsidiaries and VIE’s of approximately $129,486,543 as of June 30, 2010 which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

US Income Taxes

The Company and its VIE Rino Technology are incorporated in the State of Nevada in the U.S., and are subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong Income Taxes

The Company’s subsidiary, Innomind is incorporated in BVI and its office is located in Hong Kong. Innomind did not earn any income that was derived in Hong Kong for the six and three months ended June 30, 20010 and 2009 and therefore was not subject to Hong Kong Profit Tax.

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

Dalian Investment, Dalian Rino Heavy, Dalian Rino Installation and Dalian Rino Design are subject to an income tax rate of 25%.

The Company’s subsidiaries and VIEs were paying the following tax rate for the six and three months ended June 30:

	2010		2009
Subsidiaries and VIEs	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
Dalian Innomind	12.5%	12.5%	25%	0%

Dalian Investment	0%	25%	n/a	n/a

Dalian Rino Heavy	0%	25%	n/a	n/a

Dalian Rino	10%	15%	10%	15%

Dalian Rino Installation	0%	25%	0%	25%

Dalian Rino Design	0%	25%	0%	25%

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2010 and 2009:

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(12.1)	(25.0)
Other items (a)	(2.0)	-
Effective income tax rate	10.9%	0.0%

(a)  The (2.0)% represents the $4,111,557 of income and expenses incurred by the Company that are not subject to income tax for the three months ended June 30, 2010.

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(11.6)	(25.0)
Other items (a)	(4.2)	-
Effective income tax rate	9.2%	0.0%

(a)  The (4.2)% represents the $14,034,964 of income and expenses incurred by the Company that are not subject to income tax for the six months ended June 30, 2010.

The estimated tax savings for the three months ended June 30, 2010 amounted to $2,355,172. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.71 to $0.63 in 2010.

The estimated tax savings for the six months ended June 30, 2010 amounted to $3,440,666. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $1.37 to $1.25 in 2010.

No provision for income tax was made for six and three months ended June 30, 2009.

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

VAT on sales and VAT on purchased accounted to $14,284,498 and $9,433,065 for three months ended June 30, 2010, respectively. VAT on sales and VAT on purchased accounted to $12,376,832 and $9,948,262 for three months ended June 30, 2010, respectively.
VAT on sales and VAT on purchases amounted to $25,873,640 and $17,070,255 for the six months ended June 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $23,938,124 and $18,807,298 for the six months ended June 30, 2009, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of June 30, 2010 and December 31, 2009, the VAT payable amounted to $191,823 and $3,260,613, respectively.

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

Recently Adopted Accounting Standards

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

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

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have a significant impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit losses. This ASU will increase disclosure made about the credit quality of loans and the allowances for credit losses. The disclosures will provide additional information about the nature of credit risk inherent in First Financial loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The requirements will be effective for first fiscal year ended December 31, 2010. The Company is evaluating the potential impact to its consolidated financial statements from the adoption of this ASU.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$68,952,101	$58,084,617
Less: allowance for bad debts	(562,822)	(273,446)
Accounts receivable, net	$68,389,279	$57,811,171

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at January 1, 2009	$-
Additional reserves	205,687
Accounts receivable write off	-
Effect of foreign currency translation	(99)
Allowance for doubtful accounts at June 30, 2009 (Unaudited)	205,588
Additional reserves	67,591
Accounts receivable write off	-
Effect of foreign currency translation	267
Allowance for doubtful accounts at December 31, 2009	273,446
Additional reserves	287,064
Accounts receivable write off	-
Effect of foreign currency translation	2,312
Allowance for doubtful accounts at June 30, 2010 (Unaudited)	$562,822

NOTE 4 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue including the construction of the BOT projects.  As of June 30, 2010 and December 31, 2009, the Company had $38,902,971 and $3,258,806 of cost and estimated earnings in excess of billings, respectively. The cost and estimated earnings incurred for the BOT contracts are amounted to $13,214,022 for 6 month period ended June 30, 2010.

Costs and estimated earnings in excess of billings consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cost incurred on uncompleted contracts	$48,023,266	$3,173,870
Estimated earnings	22,625,831	2,090,778
Contract costs incurred plus estimated earnings to date	70,649,097	5,264,648
Less: progress billings	(31,746,126)	(2,005,842)
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,902,971	$3,258,806

NOTE 5 – INVENTORIES

Inventories consisted of the following raw material, work-in-process and supplies:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw material	$247,401	$246,798
Work-in-process	4,096,186	5,101,685
Low cost consumption supplies	57,641	57,383
Total	$4,401,228	$5,405,866

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and six months ended June 30, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 6 – ADVANCES FOR INVENTORY PURCHASES

The Company makes advances to certain suppliers for inventory purchases and subcontracting fees. Most of the Company’s vendors require advances to them as a guarantee that the Company will receive their purchase on a timely basis. The advances on inventory purchases amounted to $64,425,996 and $34,056,231 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 7 – PLANT AND EQUIPMENT

The following is a summary of plant and equipment at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$3,952,876	$3,936,775
Equipment and machinery	9,584,898	9,508,465
Motor vehicles	1,838,763	1,647,515
Furniture and office equipment	457,176	447,229
Construction in progress	950,664	6,768
Total	16,784,377	15,546,752
Less: accumulated depreciation	(3,763,541)	(3,281,363)
Plant and equipment, net	$13,020,836	$12,265,389

Depreciation expense for the three months ended June 30, 2010 and 2009 was $240,069 and $221,917, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $466,837 and $478,251, respectively. For the six months ended June 30, 2010 and 2009, no interest was capitalized into construction in progress.

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On March 9, 2010, the Company invested $441,900 (RMB 3,000,000) for 30% noncontrolling interests in DEEC, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its noncontrolling ownership interest as equity method investments.

The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

Three and Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue	$-	$	n/a
Income from operations	$-	$	n/a
Net income	$-	$	n/a

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current assets	$1,055,013	$	n/a
Long-term assets	$424,459	$	n/a
Current liabilities	$6,471	$	n/a
Long-term liabilities	$-	$	n/a

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – ADVANCES ON NON CURRENT ASSETS

Advances to Suppliers

The Company makes advances to certain suppliers for construction projects.  The advances on equipment and construction were $8,851,355 and $5,550,966 as of June 30, 2010 and December 31, 2009, respectively.

Prepayment for Land Use Right

As of June 30, 2010 and December 31, 2009, the Company prepaid $460,166 and $799,965, respectively, for purchase of land use rights, but had not obtained the title to the land use right. Therefore, as of June 30, 2010 and December 31, 2009, the amount has been recorded as a prepayment for land use right in other assets.

Long term prepaid expenses

As of June 30, 2010 and December 31, 2009, the Company prepaid $181,010 and $219,447 for more than one year expenses. The Company amortizes the prepayment based on the terms, for the three months ended June 30, 2010 and 2009, amortization expense for long term prepayment amounted to $19,609 and $3,666, respectively. For the six months ended June 30, 2010 and 2009, amortization expense for long term prepayment amounted to $39,166 and $7,329, respectively.

For the period ended June 30, amortization schedule for the following period amounted to:
2011	78,338
2012	78,338
2013	24,334
2014	-
Thereafter	-
Total	181,010

NOTE 10 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Land use rights	$8,617,066	$651,136

Patents and licenses	736,500	733,500
Total intangible assets	9,353,566	1,384,636
Less: accumulated amortization	(327,452)	(239,840)
Total intangible assets, net	$9,026,114	$1,144,796

Amortization expense for the three months ended June 30, 2010 and 2009, amounted to $73,240 and $16,695, respectively.
Amortization expense for the six months ended June 30, 2010 and 2009, amounted to $86,273 and $33,377, respectively.

NOTE 11 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized pursuant to the percentage-of-completion method used to recognize contract revenue.  As of June 30, 2010 and December 31, 2009, the Company had $3,385,163 and $0 of cost and estimated earnings in excess of billings, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Billings in excess of costs and estimated earnings consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Progress billings	$17,093,152	$-
Less: cost incurred on uncompleted contracts	(9,633,506)	-
Less: estimated earnings	(4,074,483)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	$3,385,163	$-

NOTE 12 –DEFERRED REVENUE

Construction portion of BOT arrangements are accounted for under cost recovery method. Deferred revenue represent estimated earnings related to the BOT contracts, and are deferred to until collected the cost of the revenue, or until such time that the company considers the collections to be probable and estimable. As of June 30, 2010 the company had $1,333,127 of deferred revenue.

NOTE 13 –BANK LOANS

Short term bank loans consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Due to Shanghai Pudong Development Bank, interest at 5.31%, due in November 2010, secured by certain equipments	$1,473,000	$1,467,000
Due to Shanghai Pudong Development Bank interest at 5.841%, due in February 2011, secured by certain equipments and guaranteed by shareholder	2,209,500	-
Total short term bank loans	$3,682,500	$1,467,000

Long term bank loans consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Due to Shanghai Pudong Development Bank, interest at 6.912%, due in installments from March 2012 to March 2014, secured by manufacturing plants and office buildings	$8,101,500	$-
Total long term bank loans	$8,101,500	$-

Total interest expense on the bank loans for the three months ended June 30, 2010 and 2009, amounted to $187,362 and $253,729, respectively. Total interest expense on the bank loans for the six months ended June 30, 2010 and 2009, amounted to $206,830 and $369,146, respectively.

The above loans are secured by the Company's equipment, buildings and land use rights located within PRC, with carrying net value as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Equipment & Machinery in Dalian, China	$8,373,413	$6,965,057
Buildings in Dalian, China	3,390,031	-
Land use rights in Dalian, China	563,297	-
Total assets pledged as collateral for bank loans	$12,326,741	$6,965,057

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 –TAXES PAYABLE

Taxes Payable consisted of the following at:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Income taxes payable	$2,862,036	$716,795
VAT payable	191,823	3,260,613
Other miscellaneous taxes	207,940	26,301
Total taxes payable	$3,261,799	$4,003,709

NOTE 15 – RELATED PARTY TRANSACTIONS

Loan to shareholders

On December 7, 2009, the Company provided a loan to the major shareholders in the amount of $3.5 million. The loan is short term and due on May 10, 2010, which has an annual interest rate of 5.25%. Principal and interest are due in full on maturity date. On May 7, 2010, the Company received principal of $3,200,000 from the shareholders for the payment of the loan, on May 10, 2010, the Company received the remaining principle and interest amounted to $377,527.

As of June 30, 2010 and December 31, 2009, the Company’s major shareholder advanced $535,895 and $494,614, respectively, to the Company for operational purposes. These advances are unsecured, noninterest bearing and payable on demand.

NOTE 16 – REDEEMABLE COMMON STOCK

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

NOTE 17 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.  As of June 30, 2010 and December 31, 2009, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $84.9 million and $84.5 million, respectively.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The statutory reserve funds are restricted for use to offset against prior period losses, expansion of production and operation, or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

Common Stock and Warrants

Issuance of Common Stock

On June 21, 2010, the Company issued 2,000 shares of common stock to the chairman of the Audit Committee for his services provided based upon the agreement dated April 4, 2008.  The shares were valued at $13.27, yielding an aggregate fair value of total $26,540.  This expense was recorded as stock based compensation expense.

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

Total Proceeds	$9 9,999,984
Direct expenses	(5,144,531)
Fair value of warrants	(18,743,862)
Allocation to common stock and APIC	$7 6,111,591

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2009	382,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009 (Unaudited)	382,500
Granted	2,276,422
Forfeited	-
Exercised	(382,500)
Outstanding as of December 31, 2009	2,276,422
Granted	-
Forfeited/Expired	(1,138,211)
Exercised	-
Outstanding as of June 30, 2010 (Unaudited)	1,138,211

 Following is a summary of the status of warrants outstanding at June 30, 2010 (Unaudited):

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$34.50	1,138,211	0.44 years	$34.50	1,138,211	0.44 years
Total	1,138,211			1,138,211

Stock Options

On June 30, 2009, pursuant to an Employment Agreement, the Company granted to the former Chief Financial Officer, a non-qualified stock option to purchase 50,000 shares of its Common Stock at an exercise price of $6.15 per share, vesting in 3 equal annual installments beginning on June 30, 2010, with a term life of five years.

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

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On August 12, 2010, pursuant to an Separation Agreement with former CFO, the options to purchase 10,000 shares of the Employer’s common stock (the “Shares”) at the exercise price $6.15 per share granted to Employee shall vest immediately upon the execution of this Agreement. And the options to purchase 20,000 shares that were to vest on June 30, 2011 and the options to purchase 20,000 shares which were to vest on June 30, 2012 shall be cancelled and be of no further force or effect. Once vested, the foregoing options to purchase 10,000 shares of the Employer’s common stock which may be exercised until August 12, 2013, the third anniversary of the Separation Date.

The 10,000 options vested had fair value of approximately $77,417. The Company recognized $38,992 compensation expense in general and administrative expenses for the six months ended June 30, 2010. The Company recognized $19,496 compensation expense in general and administrative expenses for the three months ended June 30, 2010.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	-	$-	$-
Granted	50,000	6.15	182,500
Forfeited	-
Exercised	-
Balance, June 30, 2009 (Unaudited)	-	$-	$-
Granted	-	-	-
Forfeited	-
Exercised	-
Balance, December 31, 2009	50,000	$6.15	$1,075,000
Granted	-
Forfeited/Cancelled	(40,000)
Exercised	-
Balance, June 30, 2010 (Unaudited)	10,000	$6.15	$63,600

Following is a summary of the status of options outstanding at June 30, 2010 (Unaudited):

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.15	10,000	3.12 yrs	6.15	10,000	3.12
Total	10,000			10,000

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18 - EARNINGS PER SHARE

The following sets forth the calculation of earnings per share for three months ended June 30, 2010 and 2009 (Unaudited):

	2010	2009
Net income	$20,436,248	$9,855,284
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$20,436,248	$9,855,284

Weighted average number of common stock – Basic	28,603,517	25,070,356
Effect of dilutive securities:
Warrants	5,935	-
Weighted average number of common stock – Diluted	28,609,452	25,070,940
Earnings per share:
Basic	$0.71	$0.39
Diluted	$0.71	$0.39

The following sets forth the calculation of earnings per share for six months ended June 30, 2010 and 2009 (Unaudited):

	2010	2009
Net income	$39,092,754	$22,330,200
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$39,092,754	$22,330,200

Weighted average number of common stock – Basic	28,603,431	25,055,668
Effect of dilutive securities:
Warrants & options	6,814	-
Weighted average number of common stock – Diluted	28,610,245	25,055,668
Earnings per share:
Basic	$1.37	$0.89
Diluted	$1.37	$0.89

All stock options and warrants have been included in the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009. All of the outstanding shares of redeemable common stock are included as outstanding common stock for purposes of earnings per share.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $50,225 and $30,436for the six months ended June 30, 2010 and 2009, respectively, and $90,172 and $57,057 for the three months ended June 30, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FASB’s accounting standard regarding leases. The Company entered into vehicle leases and property leases. The minimum future payment for leases is as follows:

Year ending June 30, 2011	$23,310
Year ending June 30, 2012	6,660
Year ending June 30, 2013	6,660
Year ending June 30, 2014	2,220
Thereafter	-
Total	$38,850

Purchase Commitments

As of June 30, 2010 and December 31, 2009, the Company had firm purchase commitments for capital projects in progress of $93 million and $101 million, respectively.

Register Capital Commitments

In December 2009, RINO increased its investment to Dalian Innomind from $20 million to $80 million, Dalian Innomind received $20 million on December 18, 2009, and the remaining $40 million is to be paid by RINO in two years from December 18, 2009.

In November 2009, RINO founded Dalian Investment with registered capital of $98 million. As of June 30, 2010, Dalian Investment received $70 million; the remaining $ 28 million is to be paid by RINO in two years from November 2009.

 NOTE 20 – SUBSEQUENT EVENT

In August 2010, the Company received the letter of a loan application approval of $44.2 million (RMB 300 million) from Agricultural Bank of China. The Company will be able to use this amount for Changxing Island Project when there is a need.

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

Company Overview

We are engaged in designing, developing, manufacturing, installing and servicing proprietary and patented environmental protection and energy saving equipment for large, state-owned iron and steel industry manufacturers in the People’s Republic of China. Our business operations are conducted throughout China and we do not rely on any particular region for revenues.

On July 13, 2009, our common stock, par value of $0.0001 per share (“Common Stock”), started trading under the symbol "RINO" on the Nasdaq Global Market.

Following the expansion of China’s economy and growth in the size of its manufacturing sectors such as its iron and steel industry, the total volumes of waterborne and airborne industrial waste and pollution have grown, and consequently, China’s industries face increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. On July 31, 2009, the Chinese Ministry of Industry and Information Technology published a formal plan for the implementation of Flue Gas Desulphurization systems in the sintering plants of Chinese steel companies, which is a specific roadmap to accelerate the number of desulphurization projects completed throughout the PRC. During the three months ended June 30, 2010, our revenues reached $65.4 million, representing an increase of 60.6% from the total revenues of $40.7 million for the same period ended June 30, 2009. Our gross profit increased from $14.2 million for the three months ended June 30, 2009 to $23.1 million for the same period in 2010, representing an increase of 63.0%. Our income from operations increased to $18.1 million for the three months ended June 30, 2010 from $10.0 million for the same period ended June 30, 2009, representing an increase of 80.5%. Our net income for the three months period ended June 30, 2010 grew to $20.4 million from $9.9 million for the same period ended June 30, 2009, representing an increase of 107.4%.

Principal Products

We have three principal products and product lines: the “Lamella Inclined Tube Settler Waste Water Treatment System,” the “Flue Gas Desulphurization System,” and the “High Temperature Dynamic Anti-Oxidation System for Hot Rolled Steel.” In addition, we also provide machining services for industrial enterprises.

1) Lamella Inclined Tube Settler Waste Water Treatment System

Our core product for waste water treatment, the Lamella Inclined Tube Settler Waste Water Treatment System (the “Waste Water System”), is a highly efficient wastewater treatment system that incorporates our proprietary and patented “Lamella Inclined Tube Settler” technology. We believe that our Waste Water System is among the most technologically advanced wastewater treatment systems presently in use in China’s iron and steel industry. It includes an industrial wastewater treatment system, highly efficient solid and liquid abstraction dewatering equipment and coal gas dust removal and cleaning equipment. The technology has received numerous regional and national design awards, and has been successfully installed and used at some of the largest steel mills in China, including Jinan Iron & Steel Group Co., Ltd., Benxi Iron & Steel (Group) Co., Ltd., Handan Iron & Steel Group Co., Ltd., Tianjin Tiangang Group Co., Ltd., Shijiazhuang Iron & Steel Group Co., Ltd., Panzhihua Iron & Steel Group Co., Ltd., Anyang Iron & Steel Group Co., Ltd., Nanchang Changli Steel Co., Ltd., Shaogang Steel Co., Ltd., Linggang Steel Co., Ltd. Weifang Steel Group Co.,Ltd and Puyang Steel Co., Ltd.

Our combination of proprietary system design and patented technology allows wastewater to flow through the system in layers while at the same time settling particulate matter without disturbing the water flow. Operating results of the above Lamella Wastewater System installations show that our technology improves the stability of the settling sedimentation, increases the available settling area, shortens the settling distance for particles, reduces the settling time, and results in particle removal efficiency rates of up to 99%. After treatment with our technology and system, coal gas wastewater and wastewater containing iron mineral powder can be reused and returned to the production process without further treatment. This reduces the industrial water usage for the enterprises utilizing our technology, reduces the output of solid industrial waste and improves the efficient use of resources.

Compared with alternative inclined plate technology, the Lamella Wastewater Treatment System has several important advantages as shown in the following table:

Normal Inclined Plate Settling Pool	Lamella Inclined Tube Settler
Water power staying time 30 minutes, surface load 3m 3 /m [2] ·h, small hydraulic coefficient, short waterpower process (with short current in winter).	Water power staying time 45 minutes with surface load 8m 3 /m [2] ·h, large hydraulic coefficient, long water power process.

One-time precipitation, is not fit for a wide range wave of floats, affected by the stability and effect of the water outlet.	Three-time precipitation (with sludge abstraction collection system in every layer), anti-pump load, no interference between water inlet and sludge outlet, water outlet stable.

Water inlet float content: SS3,000 ~ 5,000mg/L, water outlet float content: SS100 ~ 200 mg/L, low treatment efficiency.	Water inlet float content: SS3,000 ~ 16,000mg/L water outlet float content: SS50 ~ 80 mg/L, high treatment efficiency.

Inclined plate, inclining angle 60 degree, small settling sedimentation area.	Inclined plate, inclined tube inclining angle 45 degree, under the same volume condition, largely enlarge the settling sedimentation area.

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

CFB-FGD System

The CFB-FGD System is a highly effective system that removes sulphur dioxide from flue gas emissions generated by the sintering process in the production of iron and steel (a process in which sulphur and other impurities are removed from iron ore by heating, without melting, pulverized iron ore), so that the discharge will meet all relevant air pollution standards in China. Without such treatment, flue gas emitted from sintering with high sulphur dioxide content will react with atmospheric water and oxygen and therefore produce sulphuric acid that precipitates as “acid rain.” As illustrated below, the CFB-FGD System is comprised of a desulphurization agent inlet system, a circulating fluidized bed desulphurization reactor, a dust removal system, a desulphurization dust removal treatment system, a desulphurization wind pump system, a monitoring system, an electrical control system and a smoke flue system.

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

DXT-FGD System

The DXT System or the DXT Flue Gas Desulphurization process uses ammonia (which is extracted from the onsite coke oven gas process and stored in tanks) as desulphurization agent to reacts with SO2 and form an "ammonium sulfate" solution without lowering the flue gas temperature, After removing heavy metals and other harmful substances, the ammonium sulfate can be used to produce agricultural fertilizers, whose quality meets the Chinese national quality standards. In early September 2009, we commenced installation of our new proprietary DXT System on a 280 m2 sinter system at Hunan Lianyuan Iron and Steel Company. The total contract value is approximately $10.3 million, with the installation and testing completed during the second quarter of 2010.

To effectively utilize this synthetic ammonia extracted from coke oven gas, which is later introduced to the flue gas via an injection grid, the DXT System utilizes a component technology, the ammonia scrubbing technology, licensed from Baosteel Group Co., Ltd. (“Baosteel”). Baosteel is China's largest steel producer, which has been successfully applying this technology to its manufacturing process for 10 years. The ammonia scrubbing technology was initiated in the 1960s at the TVA fertilizer center in the U.S., and was later commercialized by German, U.S. and Japanese companies in the 1970’s. However, until now, technical issues have limited the wide-scale adoption of ammonia scrubbing within the flue gas desulphurization process. Those technical issues include, among other things, the safe and proper transportation and storage of ammonia; the effective filtration of heavy metals from the ammonium sulfate by-product; and the release of unreacted ammonia during the process, so called "ammonia slip".

After four years of research and development, we have solved those technical problems by introducing the DXT System, which to our knowledge, is the only truly effective ammonia scrubbing desulphurization system in China's iron and steel industry. We believe, that in addition to our commitment to remove up to 99% of the harmful SO2 , the DXT System also utilizes less energy, decreases operating and maintenance costs, and creates a sustainable revenue stream through the production of high quality ammonia sulfate fertilizers for agricultural use. The Chinese government strongly supports technologies which are both environmentally friendly and economical.

Economically, The key reason is the attractive price of ammonium sulfate fertilizer. Converting coke oven gas to fertilizer is obviously made more economical by the available free ammonia. Presently, the purchase price of ammonia is less than 25% of that of ammonium sulfate. Sinter plants, especially those located close to Chinese fertilizer market, could very profitably produce ammonium sulfate fertilizer.

3) High Temperature Dynamic Anti-Oxidation System for Hot Rolled Steel

Our High Temperature Anti-Oxidation System for Hot Rolled Steel (the “Anti-Oxidation System”) is a set of products and a mechanized system that substantially reduces oxidation-related output losses in the production process of continuous casting and hot steel rolling. In the process of continuous casting and hot steel rolling, oxidation-related output loss ranges from 2% to 5% on average, while our Anti-Oxidation System reduces such loss by over 60%. In addition, oxidation process in high-temperature steel production not only causes waste of water and energy but also generates pollutants. In the United States, Japan and Europe, technology has been developed to solve this problem, but the cost of the coating used in such technology and the inability of the equipment to be utilized in high-temperature environments limit its application to the manufacturing of specialty steel products such as stainless steel, silicon and carbide steel products.

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

The technology utilized in the Anti-Oxidation System is jointly developed by Dalian RINO and the Chinese Academy of Sciences. In March 2006, Dalian Rino acquired the technology from the Chinese Academy of Sciences under an agreement that provides for the co-ownership of the intellectual property rights to the formula for the anti-oxidizing paint used in the system and to the spray system for applying the paint, co-ownership of any patents granted, and the transfer to Dalian Rino of all commercialization rights.

Contract Machining Services

In addition to the environmental remediation and protection systems that described above, since late 2005 we have also being using our slight capacity surplus of mainframe equipment processing to perform contract machining services for third-party industrial enterprises and this is reported as “Service Revenue”.

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

Customers

Our customers are mainly large iron and steel companies in China. Generally, our projects involve manufacturing, installation and testing of the equipment we sell, and the contract prices vary with products and technical conditions. Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time. Due to the size of our projects and the length of time (on average in 6 - 8 months) to complete, it appears that our revenues are generated from a limited number of customers at any given period of time. However, we do not rely on a limited number of customers for revenue generation over time, as our customers constantly change. There are approximately 34 iron and steel companies in China of a size and with annual production levels that make our products feasible for sale and installation. In order to expand our sales, we plan to capture increasing numbers of these potential customers for primary product sales and aggressively cross-sell our products to each customer. During the years ended December 31, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales. For the quarter ended June 30, 2010, no customer accounted for more than 10% of the Company’s total sales also. Our biggest contract with Baotou Iron and Steel Group accounted for 9.1% of our total revenue. Sales to the other three major customers, Zhongtian Iron and Steel Co., Ltd., Jiangsu Yonggang Group Co., Ltd., Chengde Iron and Steel Group contributed approximately 8.7%, 7.3% and 6.1% of our revenue, respectively, in the second quarter of 2010.

All of our products are customized to our customers’ specific requirements. We enter into fixed-price equipment sales contracts with our customers that are performed in engineering, manufacturing, construction and installation phases. Generally, we fulfill our contractual obligations within twelve months.

Our project-based revenue is affected directly by our customers’ capital budgets and their needs to build new plants. Because most of our customers are state-owned-enterprises, their budgeting decisions are influenced by the Chinese central government’s environmental protection and pollution control policies, which presently are favorable to our business and products. We believe that such policy emphasis will continue in the foreseeable future. The cost of revenues for our products includes direct materials, direct labor, outsourcing costs and manufacturing overhead.

Competition

Lamella Wastewater System

Prior to Dalian Rino’s introduction of its Lamella Wastewater technology, the typical industrial wastewater treatment technology used in China relied on an inclined “plate settling pool” process which is still generally available in China. Our advanced technology results in the following competitive advantages: large hydraulic coefficient, long water power process, high treatment efficiency, etc. We know of no comparable technology presently available in China.

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

Major international companies in the desulphurization market include: Voestalpine AG and Mitsubishi, each of which has won one business contract in Taiyuan and Anhui in China, respectively. We believe we have strong competitive advantages over these international players in terms of project investments and operating costs. We don’t believe they will become our strong competitors in the near future.

Anti-Oxidation System

We believe our High Temperature Anti-Oxidation System is unique and virtually no competition in China. We know of no other entity that is engaged in developing or supplying anti-oxidation technology that can operate on-line at the high temperatures (600 – 1000 °C) involved in hot rolled steel production, which represents 90% of China’s steel output. A number of anti-oxidation technologies are available internationally, suppliers of those include: Advanced Technical Products Company, ATP Metallurgical Coatings, Duffy Company, Condursal and Berktekt. However, the high costs of the anti-oxidizing coatings these technologies rely on, and especially their ineffectiveness at high temperatures, have limited their market to specialty steels. We believe that in design and technology our Anti-Oxidation System is the only anti-oxidation process available for the iron and steel industry (both in the PRC and internationally) that can be applied in high temperature environments, and is a unique solution to the loss of production output due to high-temperature oxidation, which is a long-standing problem in the world-wide iron and steel industry.

Recent Developments

BOT Projects

Build-Operate-Transfer (“BOT”) projects are highly encouraged by the Chinese government in environmental protection industry. For example, Ministry of Industry and Information (MII) promotes the BOT projects in metallurgy industry by alleviating the financing burden of such enterprises, so that they can make the best use of funds from society. This will incur a higher entry barrier for smaller players which do not have advanced technology and solid capital support. Also, commercial banks are highly encouraged by the Chinese government to provide loans to BOT projects in metallurgy industry. Several major banks in China have expressed their willingness of providing loans to our BOT projects. Usually, BOT projects require investments during the initial 4 years and start generating profits thereafter.

On March 1, 2010, we secured an $8.1 million project loan for the construction phase of our BOT project with Shougang Jingtang Iron & Steel Co., Ltd., which covers the design, construction and installation of two Semi-Dry Flue Gas Desulphurization ("FGD") units. The project loan, provided by Pudong Development Bank of Shanghai, has a four-year term which commenced on March 1, 2010. Interest on the outstanding principal of the loan is payable quarterly starting from June 1, 2010. The interest rate, initially set at 6.9%, is based upon the Chinese Central Bank Rate plus a fixed margin, and can be adjusted only once annually to reflect changes in the underlying Chinese Central Bank Rate. Additionally, the loan carries no prepayment penalties. Upon construction completion and final customer approval, we will commence the 10-year operating contract of this BOT project. The commencement date of operating stage is expected to be in the fourth quarter of 2010.

Sludge Treatment System

In November 2008, Dalian University of Technology (“DUT”) successfully developed a new sludge treatment system with our cooperation. This can be used to treat sludge generated by the municipal wastewater, industrial sludge generated by chemical and oil industry. Based on our estimation, this market is approximately $30 billion in China. To treat the sludge, the first and most critical step is to remove water from the sludge through a dehydration process, which will reduce the quantity of the sludge and make it easier to be incinerated and vaporized. Depending on the heavy metal content of the desiccated sludge, the final product can be used as agricultural fertilizer if the heavy metal content is low, or, after further processing, as a component in various construction materials if the heavy metal content is high.

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

Our BOT project with Dalian Development Zone is our first sludge treatment project. The start time delayed several months because:
1.	The district divisions of Dalian City has been through changes and modifications
2.	the selected site for sludge treatment plant wasn’t approved by local land-planning bureau and it was settled only till recently
3.	The environmental assessment from government officials caused some delay

We expect the commencement of the operating stage to be in the fourth quarter of 2010.

CFO Employment and Compensatory Arrangements

Effective April 27, 2010, the Board of Directors appointed Mr. Ben Wang to serve as the Chief Financial Officer of the Company.  On August 12, 2010, the Company and Mr. Wang entered into an Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Wang shall serve as the Company’s CFO for a term of 3 years, which commenced on April 27, 2010. Mr. Wang’s base salary is RMB 1,000,000 per annum after tax, or RMB 83,333 per month, payable monthly in arrears on the 10th day of each month. Pursuant to the Employment Agreement, the Company also entered into a Non-Qualified Stock Option Agreement with Mr. Wang, where Mr. Wang was granted 150,000 options to purchase the Common Stock at an exercise price of $20 per share, vesting in 3 equal annual installments beginning on April 19, 2011. Each installment of options, once vested, will expire on the fifth anniversary of its vesting date.

On August 12, 2010, the Company entered into a Separation Agreement with Yi (Jenny) Liu (the “Separation Agreement”), who resigned as the Company’s former CFO on April 27, 2010. The Separation Agreement, which amended Section 5(B) of her original employment agreement with the Company dated June 30, 2009, provided that Ms. Liu shall receive option to purchase 10,000 shares of the Common Stock at the exercise price of $6.15 per share, vesting immediately upon the execution of the Separation Agreement. Such option to purchase 10,000 shares of Common Stock will expire in three years from the vesting date.

Changxing Island Project

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

The Changxing Island Industrial Project is intended for plant expansion purpose to meet the Company’s expanding client base and service scope. The estimated total investment amount is around $107 million. Aside from using $50 million of the proceeds that we raised from the financing in December 2009, the remaining $57 million will be funded by Chinese local commercial banks.

By the end of June 30, 2010, we had already invested $12.3 million in the Changxin Island Project, which includes infrastructure construction, land acquisition, equipment prepayment, taxes and other miscellaneous costs. We started the construction of the Changxing Island Project on April 20, 2010, and we anticipated it to be finished by July 2011 which is around two months later than expected earlier due to the authorities’ delay and weather conditions. Once it launched, our capacity and profit margin will be greatly enhanced, as currently we have to outsource some of our products to outside constructors since we have reached the maximum production capacity. Recently, the State Council of China named Changxin Island Industrial Zone as “National Level Development Zone”, which may attract more investments and then drive up the land value thereafter.

New Approval of bank loan

In August 2010, we received the letter of approval from Agricultural Bank of China for a loan of the principal amount of $ 44.2 million (RMB 300 million) for fixed assets purpose. We will be able to use this amount for our Changxing Island Project when we see there is a need.

Backlog

Backlog, defined as unfinished projects including not started projects, as of June 30, 2010 was $104.7 million and the breakdown associated with the backlog is set forth in the following table. The Company expects that approximately 50% of this backlog amount will turn into revenue by the end of the third quarter of 2010.

Product Segment	Amount ($ millions)
1. Desulphurization Systems	70.8
2. Wastewater Treatment	14.6
3. Anti-oxidation Systems	0.4
4. Municipal Sludge Treatment	18.9
Total	104.7

Results of Operations

Three Months Ended June 30, 2010 and June 30, 2009.

Revenue

Total revenue increased by approximately $24.7 million to $65.4 million or an increase of 60.6% for the three months ended June 30, 2010, as compared to the total revenue $40.7 million for the three months ended June 30, 2009. Revenue growth was driven by demand for RINO’s three major product lines as the Company continued to execute on new and existing project installations. The breakdown of the revenue growth is as follows:

	For the three months ended June 30,
	2010		2009
	Revenue(in thousands)	As a % of total revenue	Revenue(in thousands)	As a % of total revenue	% of Increase
Flue gas desulphurization	$42,426	64.8%	30,083	73.9%	41.0%
Wastewater treatment equipment	14,968	22.9%	9,258	22.7%	61.7%
Anti-oxidation equipment and coatings	7,102	10.9%	1,128	2.8%	529.6%
Machining services	888	1.4%	253	0.6%	250.8%
Total revenue	$65,384	100%	40,722	100.0%	60.6%

For the three months ended June 30, 2010, we have been working on 13 desulphurization projects, 5 waste water projects, and 3 anti-oxidation projects.

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by 90-99%. Our increase in the flue gas desulphurization sales were mainly due to the increased demand from the iron and steel industry for this solution.. For the three months ended June 30, 2010, we recorded revenues of $42.4 million, as compared to revenues of $30.1 million for the three months ended June 30, 2009, representing an increase of 41.0%.

Demand for our Lamella Wastewater System, increased 61.7% to $15.0 million for the three months ended June 30, 2010, as compared with $9.3 million for the three months ended June 30, 2009. Our increase in the waste water system sales was mainly due to the increased demand from the iron and steel industry for our solutions.

Our Anti-Oxidation System, which we introduced in January 2007, reduces oxidation loss in the production of hot rolled steel plates. For the three months ended June 30, 2010, we recorded revenues of $7.1 million anti-oxidation equipment and related coatings sales, as compared to revenues of $1.1 million for the three months ended June 30, 2009, representing an increase of $6.0 million or 529.6%. The increase in revenues largely reflects our increased demand as the value of our anti-oxidation technology has been proven in commercial practice. However, going forward, we decide to gradually reduce the production and sales of our Anti-Oxidation System and withdraw from the Anti-Oxidation market. The turnaround time of completing Anti-Oxidation system projects in general is much longer than our other projects because Anti-Oxidation projects can only commence when the customer steelmakers conduct inspection and repair. It is therefore more time consuming to realize any revenues from Anti-Oxidation projects.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the three months ended June 30, 2010, revenues accounted for 1.4% of the total revenue as compared to 0.6 % for the corresponding period in 2009, reflecting a higher demand on services provided to third parties. This machining service, as percentage of total revenue within the range of 0.5% to 2%, will fluctuate from quarter to quarter with no pattern as most of the services are of one time nature.

Cost of Sales

The cost of sales for the three months ended June 30, 2010 increased by $15.7 million to $42.3 million from $26.6 million for the three months ended June 30, 2009, representing an increase of 59.3%. The increase in our cost of sales resulted directly from the increased number of projects during the period.
We did not experience a significant change in cost of revenue as a percentage of sales for the second quarter in 2010 comparing to the same period last year. As a percentage of sales, the cost of sales was 64.7% for the three months ended June 30, 2010 compared to 65.2% for the same period in 2009. The breakdown of the cost of sales is as follows:

	For the three months ended June 30,
	2010		2009
	Total (in thousands)	% of sales	Total (in thousands)	% of sales
Revenues
Contracts	$64,496		$40,469
Machining Services	888		253
Cost of Sales
Contracts	$41,809	64.8%	$26,286	65.0%
Machining Services	495	55.7%	269	106.3%
Gross Profit	$23,080	35.3%	$14,167	34.8%

Our cost of sales primarily consists of costs for raw materials, direct labor, outsourcing and overhead allocation. As a result of the growth in our business, our capacity has directly impacted how we operate and how much we can charge from period to period, depending on demand level, production efficiency and location of the contracts. Initially, we had to try to fully utilize our own manpower on the contracted projects. However, when we reached our maximum production capacity, we have to outsource some of our products to outside constructors.

Our gross profit for the three months ended June 30, 2010 grew by $ 8.9 million or 63.0%, to $23.1 million from $14.2 million for the same period in 2009. The increase in gross profit was in line with our growth in revenue as we received and completed more projects in 2010, due to the high demand of our products and the Chinese government regulations on environmental protection, such as Ministry of information and Industry’s policy on flue gas desulphurization on iron and steel industry in July 2009, which has significantly increased demand for our products. Our gross margin of second quarter in 2010 is slightly higher compared to the same period last year, this is mainly due to the increased sales of our anti-oxidation products which had higher gross margin.

Operating Expense

Operating expenses for the three months ended June 30, 2010 were $5.0 million, an increase of $0.8 million or 20.4%, compared to operating expenses of $4.2 million for the same period ended June 30, 2009. Our operating expenses were consistent with growth in revenue and during this quarter, we experienced modest increase in our operating expense as we paid more sales commission compared to the same period in 2009, which is a major component of the operating expenses. Our Company’s sales commission is usually determined based on the execution of a signed contract. The Company agreed to pay 4-8% sales commission upon the receipt of first payment from its customers.

Other Income, Net

Other income, for the three months ended June 30, 2010 increased $5.0 million to $4.8 million from other expense, of $ 156,728 during same period of 2009. The increase in other income, net, was mainly due to the $4.9 million decrease of the fair value of the warrants. The expiration of 1.1 million shares of Series A warrants on June 7, 2010 contributed to the decrease in the fair value of the warrants mostly.

Total interest expense on the bank loans for the three months ended June 30, 2010 and 2009, amounted to $187,362 and $253,729, respectively.

Six Months Ended June 30, 2010 and June 30, 2009.

Revenue

The total revenue increased by approximately $36.9 million to $113.2 million or an increase of 48.4% for the six months ended June 30, 2010, as compared to the total revenue $76.3 million for the six months ended June 30, 2009. The revenue growth was driven by the demand for RINO’s three major product lines as the Company continued to execute on new and existing project installations. The breakdown of the revenue growth is as follows:

	For the six months ended June 30,
	2010		2009
	Revenue(in thousands)	As a % of total revenue	Revenue(in thousands)	As a % of total revenue	% of Increase
Flue gas desulphurization	$76,365	67.4%	55,787	73.1%	36.9%
Wastewater treatment equipment	25,760	22.7%	16,496	21.6%	56.2%
Anti-oxidation equipment and coatings	10,139	9.0%	3,552	4.7%	185.4%
Machining services	979	0.9%	495	0.6%	97.80%
Total revenue	$113,243	100%	76,330	100.0%	48.4%

Our Desulphurization System, which we introduced in late 2006, utilizes proprietary technology we jointly developed with the Research Institute of the Chinese Academy of Sciences, and can reduce flue gas sulphur dioxide levels by 90-99%. Our increase in the flue gas desulphurization sales were mainly due to the increased demand from the iron and steel industry for the solutions.  For the six months ended June 30, 2010, we recorded revenues of $76.4 million, as compared to revenues of $55.8 million for the six months ended June 30, 2009, representing an increase of 36.9%.

The demand for our Lamella Wastewater System, increased 56.2% to $25.8 million for the six months ended June 30, 2010, as compared with $16.5 million for the six months ended June 30, 2009. Our increase in the waste water system sales was mainly due to the increased demand from the iron and steel industry for our solutions.

Our Anti-Oxidation System, which we introduced in January 2007, reduces oxidation loss in the production of hot rolled steel plates. For the six months ended June 30, 2010, we recorded revenues of $10.1 million anti-oxidation equipment and related coatings sales, as compared to revenues of $3.6 million for the six months ended June 30, 2009, representing an increase of $6.6 million or 185.4%. The increase in revenues largely reflects the fact that the value of our anti-oxidation technology has been proven in commercial practice.

In addition to the foregoing, we provide machining services to third parties, utilizing our heavy machine tools’ idle time to generate contract manufacturing revenue. The revenue generated from our machining services fluctuates based on the level of our using our heavy machining equipment to produce more of our own products rather than for third-party contract work. For the six months ended June 30, 2010, revenues accounted for 0.9% of the total revenue as compared to 0.6 % for the corresponding period in 2009, reflecting a higher demand on services provided to third parties. This service, as percentage of total revenue within the range of 0.5% to 2%, will fluctuate from quarter to quarter with no pattern as most of the services are of one time nature.

Cost of Sales

The cost of sales for the six months ended June 30, 2010 increased by $27.3 million to $73.5 million from $46.2 million for the six months ended June 30, 2009, representing an increase of 59.0%. The increase in our cost of sales resulted directly from the increased number of projects during the period.
As a percentage of sales, the cost of sales was 64.9% for the six months ended June 30, 2010 compared to 60.5% for the same period in 2009. The breakdown of the cost of sales is as follows:

	For the six months ended June 30,
	2010		2009
	Total (in thousands)	% of sales	Total (in thousands)	% of sales
Revenues
Contracts	$112,263		$75,835
Machining Services	979		495
Cost of Sales
Contracts	$72,968	65.0%	$45,619	60.2%
Machining Services	494	50.5%	592	119.8%
Gross Profit	$39,780	35.1%	$30,118	39.5%

Our cost of sales primarily consists of costs for raw materials, direct labor, outsourcing and overhead allocation. As a result of the growth in our business, our capacity has directly impacted how we operate and how much we can charge from period to period, depending on demand level, production efficiency and location of the contracts. Initially, we had to try to fully utilize our own manpower on the contracted projects. However, when we reached our maximum production capacity, we have to outsource some of our products to outside constructors, and consequently resulted in higher cost and lower profit margin. During the six months ended June 30, 2010, the outsourcing was the main cause for 4.8% increase in cost of contract sales as percentage of total contract sales.

Our gross profit for the six months ended June 30, 2010 grew by $ 9.7 million or 32.1%, to $39.8 million from $30.1 million for the same period in 2009. The increase in gross profit was in line with the increase in revenue for the six months of 2010, and was mainly because we received and completed more projects in 2010, due to the high demand for our products and the Chinese government regulation on environmental protection, such as Ministry of Information and Industry’s policy on flue gas desulfuration on iron and steel industry in July 2009, which has significantly increased the demand for our products.

Operating Expense

Operating expenses for the six months ended June 30, 2010 were $11.8 million, an increase of $4.3 million or 57.3%, compared to operating expenses of $7.5 million for the same period ended June 30, 2009. The increase was mainly resulted from the increase of sales commission from $4.7 million in 2009 to $7.1 million in 2010, which is consistent with the growth in revenue. Our Company’s sales commission is usually determined based on the execution of a signed contract. The Company agreed to pay 4-8% sales commission upon the receipt of first payment from its customers.

Other Income, Net

Other income, net, for six months ended June 30, 2010 increased $15.4 million to $ 15.1 million from other expense, net, of $261,726 during same period of 2009. The increase in other income, net, was mainly due to the decrease of fair value on warrants we issued in the amount of $15.1 million, which is a direct result of stock price drop.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2010, we have cash and cash equivalents of $88.0 million. Our liquidity position remains strong. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.
We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements, as well as our obligation to satisfy the PRC’s statutory reserves requirement.

The following tables present our net cash flows for the six months ended June 30, 2010 and for the same period ended June 30, 2009.

	For the six months ended June 30,
US$ (in thousands)	2010	2009
Cash (used in) provided by operating activities	$(48,253)	$9,740
Cash used in investing activities	$(12,462)	$(28)
Cash provided by financing activities	$13,809	$22,333

Cash flow from operating activities

Cash used in operations totaled $48.2 million in the six months ended June 30, 2010, representing a decrease of 595.4 % as compared to $9.7 million cash provided by operations in the same period ended June 30, 2009. The major components of cash used in operations were related to the increased operating net earnings and offset by non-cash gain of the fair value of the warrants, increase in cost and estimated earnings in excess of progress billing for uncompleted projects and increase in advances for inventory purchases. Cash provided by operations decreased by $58.0 million in the six months ended June 30, 2010 as compared to the same period of 2009.

Accounts Receivable

Our accounts receivable at June 30, 2010 increased to $68.4 million from $57.8 million at December 31, 2009, representing an increase of 18.3%. The increase in our accounts receivable was inline with our growth in revenue. Days sales outstanding for the six months ended June 30, 2010 was 102 days compared with 124 days for same period 2009. Usually our customers require 5-10% retainage for a 12-month period and our retainage receivable is short term in nature based on the term of our contract.

As the billing cycle for our construction projects was relatively long, our accounts receivable used a great deal of our cash as a result of the rapid growth of our company.

Costs and estimated earnings in excess of billings on uncompleted contracts

Costs and estimated earnings in excess of billings on uncompleted contracts increased to $38.9 million from $3.3 million on December 31, 2009. The increase was mainly due to the fact that there were only two contracts uncompleted as of December 31, 2009. However, as of June 30, 2010, fourteen contracts remained open, which resulted in increase of unbilled projects.

Progress billing may not be the same as construction stage under our percentage-of-completion income recognition method, unbilled revenue which is reported as costs and estimated earnings in excess of billings on uncompleted contracts utilized another part of our cash.

Advances for inventory purchase

Advances for inventory purchases are required to ensure timely delivery of raw materials needed to execute existing production contracts as well as to expand the business. Our advances for inventory purchases increased to $64.4 million on June 30, 2010, an increase of $30.3 million or 89.2%, from the $34.1 million recorded on December 31, 2009. The increase was largely related to the increased prepayment for raw materials in order to secure timely delivery, which is consistent with our business expansion.

Cash used in investing activities

For the six months ended June 30, 2010, net cash used in investing activities increased to $ 12.5 million as compared to $ 28,051 used for the same period ended June 30, 2009, representing an increase of $12.4 million. This increase in cash used in investing activities primarily resulted from the $7.9 million increase in purchase of intangible asset and $2.9 million in advances for non-current assets for the six months ended June 30, 2010, as compared to none made in the same period of 2009.

Cash provided by financing activities

For the six months ended June 30, 2010, net cash provided by financing activities was $ 13.8 million as compared to cash provided by financing of $22.3 million for the same period ended June 30, 2009, representing a decrease of 38.2%. The decrease was primarily due to the decrease of $18.3 million in proceeds from short term bank loans and partially offset by an increase of $8.1 million in proceeds from long term bank loan. for the six months ended June 30, 2010 compared with same period of 2009.

Related Party Transactions

The Company owed $535,895 and $ 494,614 to Mr. Dejun Zou, our CEO and director, as of June 30, 2010 and December 31, 2009, respectively, for advances made on an unsecured basis, payable on demand and interest free. Imputed interest is charged per annum on the amount with loan in nature due at 0% and 5.24 % for the six months periods ended June 30, 2010 and 2009, respectively. Total imputed interest recorded as additional paid-in capital amounted to $0 and $13,557 for the six months ended June 30, 2010 and 2009, respectively.

On December 7, 2009, the Company entered into a loan agreement with Mr. Dejun Zou and Ms. Jianping Qiu evidencing the terms of a loan made to them in a principal sum of $3.5 million at an annual interest rate of 5.25%. Pursuant to the Loan Agreement, Mr. Zou and Ms. Qiu also issued a secured promissory note to the Company due on May 10, 2010 (the “Secured Promissory Note”). Mr. Zou and Ms. Qiu are directors and officers of the Company. The Loan, with principal and accrued interest totaling approximately $3.577 million, was fully repaid on May 10, 2010.

Seasonality

Our sales are not significantly affected by seasonality.

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

BOT Contracts. Starting from 2010, the Company started entering into long-term “build-operate-transfer” contracts (the “BOT” contracts) with customers to manufacture and install, operate and maintain the industrial equipments. The revenue and costs relating to construction or upgrade services is recognized under the cost recovery method as the collection of the receivable cannot be reasonably predicted. Under the cost recovery method, no gross profit is recognized until the Company collected the cost of the revenue, or until such time that the company considers the collections to be probable and estimable and begins to recognize income based on the accrual method. A BOT service contract has an indeterminable number of acts to be performed over a specific period of time.  As such, revenue from a BOT service contract is recognized on a straight-line basis unless it is possible to estimate the stage of completion by some other method more reliably.  When in a series of acts to be performed in rendering a service, a specific act is much more significant than other acts, and then the recognition of income is postponed until the significant acts are performed.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 have a significant impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit losses. This ASU will increase disclosure made about the credit quality of loans and the allowances for credit losses. The disclosures will provide additional information about the nature of credit risk inherent in First Financial loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The requirements will be effective for first fiscal year ended December 31, 2010. The Company is evaluating the potential impact to its consolidated financial statements from the adoption of this ASU.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2010 and December 31, 2009 was $8.1 million and $0.0 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2010 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this reports, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010, to satisfy the objectives for which they are intended.

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

2) Ineffective controls over accounting for revenues and billing process

We did not design and maintain effective controls over the accounting for assets. Specifically, the controls over our billing system were not designed and operating effectively to ensure the completeness and accuracy of related revenues. As of June 30, 2010, management’s evaluation of internal controls revealed that our accounting department was not timely notified about the entry of certain subcontracted projects.

Further, during its evaluation, management determined that a material weakness existed with respect to our process of estimating the allowance for uncollectible accounts at June 30, 2010. The Company’s process for determining its allowance for uncollectible accounts focused primarily on evaluating the appropriate percentage of gross revenues to record during a particular period. However, as of June 30, 2010, the Company did not have processes or controls in place that would enable management to appropriately evaluate, document and review the adequacy of the allowance for uncollectible accounts as of a particular period-end.

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

Changes in Internal Control over Financial Reporting

As a result of the foregoing material weaknesses, as of June 30, 2010, the Company’s audit committee of its Board of Directors has undertaken to further review internal controls along with management and in cooperation with outside consultants in order to remediate all existing material weaknesses and internal control deficiencies.

Effective April 27, 2010, the Company’s Board of Directors approved the appointment of Ben Wang as its Chief Financial Officer.

In addition, the Company hired a new Internal Audit Manager in July 2010 to help the Company develop and perform the internal audit functions more properly and effectively. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CFO has been established, therefore we expect that the risk of failure to comply with the Company’s Code of Ethics is minimized.

Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On June 21, 2010, Mr. Kennith Johnson received 2,000 shares of Common Stock as the compensation for his service as the Chairman of Company’s Audit Committee in year 2009.

Such issuance of the Company’s securities described herein were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act.

Item 5. Other Information.

Effective April 27, 2010, the Board of Directors appointed Mr. Ben Wang to serve as the Chief Financial Officer of the Company.  On August 12, 2010, the Company and Mr. Wang entered into an Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Wang shall serve as the Company’s CFO for a term of 3 years, which commenced on April 27, 2010. Mr. Wang’s base salary is RMB 1,000,000 per annum after tax, or RMB 83,333 per month, payable monthly in arrears on the 10th day of each month. Pursuant to the Employment Agreement, the Company also entered into a Non-Qualified Stock Option Agreement with Mr. Wang, where Mr. Wang was granted 150,000 options to purchase the Common Stock at an exercise price of $20 per share, vesting in 3 equal annual installments beginning on April 19, 2011. Each installment of options, once vested, will expire on the fifth anniversary of its vesting date.  Copies of the Employment Agreement and the Non-Qualified Stock Option Agreement with Mr. Wang are filed herewith as Exhibit 10.1 and Exhibit 10.2.

On August 12, 2010, the Company entered into a Separation Agreement with Yi (Jenny) Liu (the “Separation Agreement”), who resigned as the Company’s former CFO on April 27, 2010. The Separation Agreement, which amended Section 5(B) of her original employment agreement with the Company dated June 30, 2009, provided that Ms. Liu shall receive option to purchase 10,000 shares of the Common Stock at the exercise price of $6.15 per share, vesting immediately upon the execution of the Separation Agreement. Such option to purchase 10,000 shares of Common Stock will expire in three years from the vesting date. Copies of the Separation Agreement and the Non-Qualified Stock Option Agreement with Ms. Liu are filed herewith as Exhibit 10.3 and Exhibit 10.4.

Item 6. Exhibits

(a)	Exhibits

10.1 – Employment Agreement, dated August 12, 2010, between the Company and Ben Wang.

10.2 – Non-Qualified Option Agreement, dated August 12, 2010, between the Company and Ben Wang.

10.3 – Separation Agreement, dated August 12, 2010, between the Company and Yi (Jenny) Liu.

10.4 – Non-Qualified Option Agreement, dated August 12, 2010, between the Company and Yi (Jenny) Liu.

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

RINO INTERNATIONAL CORPORATION

Date: August 16, 2010	By:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Employment Agreement, dated August 12, 2010, between the Company and Ben Wang.

10.2	Non-Qualified Option Agreement, dated August 12, 2010, between the Company and Ben Wang.

10.3	Separation Agreement, dated August 12, 2010, between the Company and Yi (Jenny) Liu.

10.4	Non-Qualified Option Agreement, dated August 12, 2010, between the Company and Yi (Jenny) Liu.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.