Form 10-K/A
period 2009-12-31
RINO International CORP
filed 2010-09-14
CIK 1394220

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

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of March 31, 2010, there were 28,603,321 shares of common stock of the registrant, par value 0.0001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Annual Report on Form 10-K/A, Amendment No. 1 (“Amendment No. 1”) is being filed by the registrant solely to amend Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.

Except as described in the above, no other provisions of the Annual Report on Form 10-K are being amended.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 13, 2010 on its behalf by the undersigned, thereunto duly authorized.

RINO INTERNATIONAL CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer (Principal Executive Officer)

By	/s/ Ben Wang
Ben Wang
Chief Financial Officer (Principal Financial Oficer)

By	/s/Yu Li
Yu Li
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Director	September 13, 2010
Zou Dejun

/s/ Qiu Jianping	Chairman of the Board	September 13, 2010
Qiu Jianping

/s/ Zhang Weiguo	Director	September 13, 2010
Zhang Weiguo

/s/ Quan Xie	Director	September 13, 2010
Quan Xie

/s/ Kennith Johnson	Director	September 13, 2010
Kennith Johnson