Form 10-K/A
period 2009-12-31
RINO International CORP
filed 2010-10-29
CIK 1394220

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

DOCUMENTS INCORPORATED BY REFERENCE

None

 Explanatory Note

This Annual Report on Form 10-K/A, Amendment No. 2 (“Amendment No. 2”) is being filed by the registrant solely to amend Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2010 add Exhibit 23.2 and to file herewith such Exhibit 23.2.

Except as described in the above, no other provisions of the Annual Report on Form 10-K are being amended.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

23.2	Consent of Global Law Office*

* Filed herewith

s
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on October 29, 2010 on its behalf by the undersigned, thereunto duly authorized.

RINO INTERNATIONAL CORPORATION

By	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer (Principal Executive Officer)

By	/s/ Ben Wang
Ben Wang
Chief Financial Officer (Principal Financial Officer)

By	/s/Yu Li
Yu Li
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zou Dejun	Director	October 29, 2010
Zou Dejun

/s/ Qiu Jianping	Chairman of the Board	October 29, 2010
Qiu Jianping

/s/ Zejin Li	Director	October 29, 2010
Zejin Li

/s/ Quan Xie	Director	October 29, 2010
Quan Xie

/s/ Kennith Johnson	Director	October 29, 2010
Kennith Johnson