Form 10-Q
period 2010-09-30
RINO International CORP
filed 2010-11-15
CIK 1394220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 0-52549

RINO International Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	41-1508112
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding on November 15, 2010 was 28,605,321.

RINO INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	2010	2009
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,123,490	$134,487,611
Restricted cash	9,520,921	-
Notes receivable	209,580	440,100
Due from shareholders	-	3,500,000
Accounts receivable, trade, net of allowance for doubtful accounts of $666,161 and $273,446 as of September 30, 2010 and December 31, 2009, respectively	90,687,872	38,826,483
Accounts receivable – retentions	21,324,942	18,984,688
Costs and estimated earnings in excess of billings on uncompleted contracts	41,440,413	3,258,806
Inventories	5,546,475	5,405,866
Advances for inventory purchases	57,244,722	34,056,231
Other current assets and prepaid expenses	3,306,592	629,506
Total current assets	285,405,007	239,589,291

PLANT AND EQUIPMENT, NET	24,516,034	12,265,389

OTHER ASSETS
Investment in unconsolidated affiliate	449,100	-
Advances for non current assets	11,745,655	6,570,378
Intangible assets, net	9,115,669	1,144,796
Total other assets	21,310,424	7,715,174

Total assets	$331,231,465	$259,569,854

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,796,423	$4,281,353
Short term bank loans	3,742,500	1,467,000
Notes payable	9,520,824	-
Billings in excess of costs and estimated earnings on uncompleted contracts	8,125,883	-
Customer deposits	232,894	4,984,801
Deferred revenue	3,229,242	-
Liquidated damages payable	20,147	20,147
Due to shareholders	498,598	494,614
Taxes payable	4,727,815	4,003,709
Other payables and accrued liabilities	512,862	496,411
Total current liabilities	40,407,188	15,748,035

Long term loan	8,233,500	-

Warrant Liabilities	178	15,172,712

REDEEMABLE COMMON STOCK ($0.0001 par value, 5,464,357 shares issued with conditions for redemption outside the control of the company)	24,480,319	24,480,319

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock ($0.0001 par value, 50,000,000 shares authorized, none issued and outstanding)	-	-
Common Stock ($0.0001 par value, 10,000,000,000 shares authorized,28,605,321 and 28,603,321 shares issued and outstanding as of September 30, 2010 and December 31, 2009)	2,860	2,860
Additional paid-in capital	107,527,065	107,135,593
Retained earnings	123,344,860	78,983,794
Statutory reserves	15,326,220	11,755,312
Accumulated other comprehensive income	11,909,275	6,291,229
Total shareholders' equity	258,110,280	204,168,788
Total liabilities and shareholders' equity	$331,231,465	$259,569,854

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Contracts	$52,083,757	$62,194,946	$164,347,447	$138,030,264
Services	640,803	1,107,257	1,620,028	1,602,308
	52,724,560	63,302,203	165,967,475	139,632,572

COST OF SALES
Contracts	35,987,267	36,452,495	108,600,440	81,701,500
Services	242,423	531,440	737,072	1,124,270
Depreciation	211,379	185,201	566,821	555,528
	36,441,069	37,169,136	109,904,333	83,381,298

GROSS PROFIT	16,283,491	26,133,067	56,063,142	56,251,274

OPERATING EXPENSES
Selling, general and administrative expenses	6,031,527	6,553,607	17,802,865	14,079,888
Stock compensation expense	325,937	-	391,469	-
TOTAL OPERATING EXPENSES	6,357,464	6,553,607	18,194,334	14,079,888

INCOME FROM OPERATIONS	9,926,027	19,579,460	37,868,808	42,171,386

OTHER INCOME (EXPENSES), NET
Other expense, net	(13,772)	(3,144)	(127,651)	(8,923)
Change in fair value of warrants	97,620	(2,592,201)	15,172,534	(4,402,335)
Interest income (expense), net	323,898	101,785	464,342	(90,148)
Gain on liquidated damage settlement	-	-	-	1,746,120
TOTAL OTHER INCOME (EXPENSES), NET	407,746	(2,493,560)	15,509,225	(2,755,286)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,333,773	17,085,900	53,378,033	39,416,100

PROVISION FOR INCOME TAXES	1,494,553	-	5,446,059	-

NET INCOME	8,839,220	17,085,900	47,931,974	39,416,100

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,419,255	169,559	5,618,046	31,920

COMPREHENSIVE INCOME	$13,258,475	$17,255,459	$53,550,020	$39,448,020

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	28,604,061	25,204,199	28,605,321	25,104,972
Diluted	28,610,990	25,220,159	28,610,560	25,112,087

EARNINGS PER SHARE:
Basic	$0.31	$0.68	$1.68	$1.57
Diluted	$0.31	$0.68	$1.68	$1.57

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.0001		Additional	Retained Earnings		Accumulated other
	Number	Common	Paid-in	Unrestricted	Statutory	comprehensive
	of shares	stock	capital	earnings	reserve	income	Totals
BALANCE, January 31, 2009	25,040,000	$2,504	$25,924,007	$28,570,948	$6,196,478	$6,221,943	$66,915,880

Cumulative effect of reclassification of warrants			(1,058,702)	(420,070)			(1,478,772)
Shares issued to settle liquidated damage payable	48,438	5	216,999				217,004
Stock compensation expense-shares and options issued	2,000	-	28,324				28,324
Imputed interest on advances from a shareholder			13,557				13,557
Non cash exercise of warrant at $5.38	240,331	24	5,368,585				5,368,609
Net income				39,416,100			39,416,100
Allocation to statutory reserve				(4,295,048)	4,295,048		-
Foreign currency translation gain						31,920	31,920

BALANCE, September 30, 2009 (Unaudited)	25,330,769	$2,533	$30,492,770	$63,271,930	$10,491,526	$6,253,863	$110,512,622

Stock compensation expense			19,061				19,061
Non cash exercise of warrant at $5.38	20,520	2	512,496				512,498
Stock issuance for cash for $30.75	3,252,032	325	76,111,266				76,111,591
Net income				16,975,650			16,975,650
Allocation to statutory reserve				(1,263,786)	1,263,786		-
Foreign currency translation gain						37,366	37,366

BALANCE, December 31, 2009	28,603,321	$2,860	$107,135,593	$78,983,794	$11,755,312	$6,291,229	$204,168,788

Stock compensation expense	2,000	-	391,472				391,472
Net income				47,931,974			47,931,974
Allocation to statutory reserve				(3,570,908)	3,570,908		-
Foreign currency translation gain						5,618,046	5,618,046

BALANCE, September 30, 2010 (Unaudited)	28,605,321	$2,860	$107,527,065	$123,344,860	$15,326,220	$11,909,275	$258,110,280

The accompanying notes are an integral part of these consolidated statements.

RINO INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,931,974	$39,416,100
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	706,358	717,490
Amortization	143,025	50,072
Allowance for bad debt	380,399	342,495
Imputed interest on advances from shareholders	-	13,558
Amortization of long term prepaid expenses	58,914	10,994
Stock compensation expense	391,472	28,324
Liquidated damage settlement expense	-	(1,746,120)
Change in fair value of warrants	(15,172,534)	4,402,335
Changes in operating assets and liabilities:
Notes receivable	235,360	1,439,514
Accounts receivable	(52,478,965)	6,596,159
Costs and estimated earnings in excess of billings on uncompleted contracts	(37,452,981)	(13,192,194)
Inventories	(29,537)	(589,505)
Advances for inventory purchases	(22,101,402)	(34,747,048)
Other current assets and prepaid expenses	(2,618,152)	(160,940)
Accounts payable	5,333,251	(344,598)
Customer deposits	(4,769,544)	102,598
Billings in excess of costs and estimated earnings on uncompleted contracts	7,984,752	1,483,440
Other payables and accrued liabilities	6,294	(318,983)
Deferred revenue	3,173,157	-
Due to shareholders	3,704	(1,058,480)
Taxes payable	631,076	5,946,440
Net cash (used in) provided by operating activities	(67,643,379)	8,391,651

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for investment in unconsolidated affiliate	(441,300)	-
Purchase of plant and equipment	(1,796,032)	(37,232)
Advances for non current assets	(15,715,510)	(341,417)
Purchase of intangible assets	(7,952,455)
Net cash used in investing activities	(25,905,297)	(378,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(9,355,561)	1,030,317
Proceeds from notes payable - banks	9,355,466	73,735
Proceeds from short term bank loans	2,206,500	29,360,000
Payments on short term bank loans	-	(29,315,000)
Payments on liquidated damage settlement	-	(615,018)
Proceeds from shareholder	3,500,000	770,889
Proceeds from long-term bank loans	8,090,500	-
Net cash provided by financing activities	13,796,905	1,304,923

EFFECT OF EXCHANGE RATE ON CASH	1,387,650	(39,665)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,364,121)	9,278,260

CASH AND CASH EQUIVALENTS, beginning	134,487,611	19,741,982

CASH AND CASH EQUIVALENTS, ending	$56,123,490	$29,020,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$403,217	$632,816
Cash paid for income taxes	$1,752,393	$229,848
Reclassification of advances on plant to purchase of plant	10,703,204	-
Shares issued for liquidated damage penalty settlement	$-	$217,004

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

Current Development

On February 22, 2010, Dalian Rino Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”) and three other unrelated Chinese based companies formed Dalian Environment Exchange Co., Ltd., the registered capital of which is RMB 10 million (approximately $1.497 million), under the laws of PRC. Dalian RINO invested RMB 3 million (approximately $449,100) in cash, representing a 30% noncontrolling interest in the new company, which is mainly engaged in the business of providing comprehensive services for trading of proprietary technology and other rights and interests within environmental protection and energy sector.

On July 14, 2010, Rino Investment (Dalian) Co., Ltd. (“Rino Investment”) established a new 100% owned subsidiary in Dalian, named Dalian RINO Solid Waste Treatment Co., Ltd. (“Rino Sludge”) with a registered capital of $20 million. Rino Sludge is engaged in the business of municipal sludge and solid waste treatment.

On August 3, 2010, Dalian Rino established a new 100% subsidiary in Dalian, named Dalian RINO Logistics Co., Ltd. (“Rino Logistics”) with a registered capital of RMB 6 million (approximately $898,200). Rino Logistics is mainly engaged in providing cargo transportation services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the activities of the following subsidiaries and VIEs.  All material intercompany transactions and balances have been eliminated in the consolidation.

	Place incorporated	Ownership percentage
Innomind Group Limited (“Innomind Group”)	BVI	100%
Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”)	Dalian, China	100%
Rino Investment (Dalian) Co., Ltd. (“Rino Investment”)	Dalian, China	100%
Dalian RINO Heavy Industries Co., Ltd. (“Rino Heavy Industries)	Dalian, China	100%
Dalian RINO Solid Waste Treatment Co., Ltd. (“Rino Sludge”)	Dalian, China	100%
Dalian RINO Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”)	Dalian, China	VIE
RINO Technology Corporation (“Rino Technology”)	Nevada, USA	VIE
Dalian RINO Environmental Engineering Project Design Co., Ltd. (“Rino Design”)	Dalian, China	VIE
Dalian RINO Environmental Construction & Installation Project Co., Ltd. (“ Rino Installation”)	Dalian, China	VIE
Dalian RINO Logistics Co., Ltd. (“Rino Logistics”)	Dalian, China	VIE

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

ASC 810 addresses whether certain types of entities referred to as VIEs, should be consolidated in a Company’s consolidated financial statements.  Pursuant to an Entrusted Management Agreement by and between Dalian Innomind and Dalian Rino, dated October 3, 2007, Dalian Rino and its shareholders agreed to entrust the operations and management of the business to Dalian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee. In accordance with the provisions of ASC 810, the Company has determined that Dalian Rino and its 100% owned subsidiaries Rino Design, Rino Technology, Rino Installation, and Rino Logistics are VIEs and that the Company is the primary beneficiary, and accordingly, the financial statements of Dalian Rino, Rino Design, Rino Technology, Rino Installation and Rino Logistics are consolidated into the financial statements of the Company.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Current assets	$224,635,329	$145,883,237
Plant and equipment	11,255,834	11,270,034
Other noncurrent assets	4,372,935	7,713,576
Total assets	240,264,098	164,866,847
Total liabilities	221,704,775	150,231,563
Net assets	$18,559,323	$14,635,284

VIE’s liabilities as of September 30, 2010 consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Current liabilities
Accounts payable	$9,637,926	$4,281,353
Short-term bank loan	3,742,500	1,467,000
Payable to Rino International to be eliminated	178,848,393	136,486,734
Billing in excess of costs and estimated earnings on uncompleted contracts	8,125,883	-
Customer deposits	232,894	4,984,801
Other payable and accrued liabilities	400,035	380,334
Notes payable	8,363,018	-
Due to a stockholder	42,576	-
Deferred revenue	3,229,242	-
Tax payable	848,808	2,631,341
	213,471,275	150,231,563
Noncurrent liabilities
Long-term loan	8,233,500	-

Total liabilities	$221,704,775	$150,231,563

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of September 30, 2010, our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Transactions

The reporting currency of the Company is the US dollar. The functional currency is the Chinese Renminbi (”RMB”). The Company’s PRC subsidiaries and VIEs conduct business in PRC, and maintain their accounting records in RMB.

The financial statements of the Company’s PRC subsidiaries and VIEs are translated into US dollars using period-end exchange rates of $0.1497 and $0.1467 at September 30, 2010 and December 31, 2009, respectively as to assets and liabilities and weighted average exchange rates for the periods of $0.1471 and $0.1466 for the nine months ended September 30, 2010 and 2009, respectively, as to the income and cash flow statement. The equity accounts are translated at their historical exchange rates.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders’ equity.

The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments resulting from this process amounted to $4,419,255 and $169,559 for the three months ended September 30, 2010 and 2009, respectively, and $5,618,046 and $31,920 for the nine months ended September 30, 2010 and 2009, respectively.

GAAP requires cash flows from the Company's operations calculated based upon the local currencies using the weighted average exchange rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. Transaction losses amounted to $184,767 and $292,977 for the three and nine months ended September 30, 2010, respectively. No material transaction gains and losses occurred for the three and nine months ended September 30, 2009.

Concentration and Risks

Cash in Bank

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and the United States.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of September 30, 2010 and December 31, 2009, the Company has $55,749,865 and $134,070,387 cash balances not covered by FDIC insurance in the United States, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major Customers

During the three months ended September 30, 2010, one customer accounted for 18% of the Company’s total sales. During the three months ended September 30, 2009, no customer accounted for more than 10% of the Company’s total sales.

During the nine months ended September 30, 2010, one customer accounted for 14% of the Company’s total sales. Accounts receivable and costs and estimated earnings in excess of billings from this customer totaled $27 million as of September 30, 2010. During the nine months ended September 30, 2009, no customer accounted for more than 10% of the Company’s total sales.

Major Suppliers

Two major suppliers provided approximately 73% of the Company’s purchases of raw materials for the three months ended September 30, 2010, with each supplier individually accounting for 25% and 48% of the total purchases, respectively. Two major suppliers provided approximately 90% of the Company’s purchases of raw materials for the three months ended September 30, 2009, with each supplier individually accounting for 47% and 48% of the total purchases, respectively.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Two major suppliers provided approximately 83% of the Company’s purchases of raw materials for the nine months ended September 30, 2010, with each supplier individually accounting for 37% and 46%, respectively. Advances to these suppliers as of September 30, 2010 and December 31, 2009 amounted to approximately $55 million and $33 million respectively. Two major suppliers provided approximately 95% of the Company’s purchases of raw materials for the nine months ended September 30, 2009, with each supplier individually accounting for 85% and 7% respectively.

PRC Risks

The Company's operations are carried out in PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the regions where the Company’s customers are located. The Company's operations in PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of PRC.  Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.  The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

Restricted Cash

The Company records cash deposits in banks or other institutions subject to restrictions on the withdrawal or use of the funds as restricted cash. As of September 30, 2010 and December 31, 2009, restricted cash in the amount of $9,520,921 and $0, respectively, represents deposits in the Agricultural Bank of China and Shanghai Pudong Development Bank as collateral for banker’s acceptance notes.

Notes Receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the notes.  This amount is non-interest bearing and is normally paid within three to six months.  The Company has the ability to submit requests for payment to the customers’ bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits an early payment request.  The Company had $209,580 and $440,100 in notes receivable as of September 30, 2010 and December 31, 2009, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. The Company grants credit to customers without collateral. Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s allowance for doubtful accounts amounted to $666,161 and $273,446 as of September 30, 2010 and December 31, 2009, respectively.

Accounts Receivable - Retentions

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 months, to guarantee product quality. Retention payments are generally collected within one year of the completion of the project. As of September 30, 2010 and December 31, 2009, retainage included in accounts receivable amounted to $21.3 million and $19.0 million, respectively.

RINO INTERNATIONAL CORPORATION
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

Inventories

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventories are valued at the lower of cost or market, as determined on a first-in, first-out basis, using the weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if write downs are necessary due to the carrying value exceeding its net realizable value.  Based upon managements’ review, there were no provisions for obsolete or slow moving inventories as of September 30, 2010 and December 31, 2009.

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments on the plant and equipment as of September 30, 2010.

Investment in Unconsolidated Affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. A subsidiary in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting share between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Intangible Assets

Intangible assets consist of land use rights and patents. Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Patent A and patent B are stated at cost, less accumulated amortization and are amortized over patent terms of 15 and 10 years, respectively.

Certain identifiable intangible assets are reviewed for impairment, at least annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2010, the Company expected all of its intangible assets to be fully recoverable.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of September 30, 2010, management believes there were no impairments on the Company’s long-lived assets.

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

●	Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to a liability, as if these warrants were treated as a derivative liability since their issuance in October, 2007. On January 1, 2009, the Company reclassified $1,058,702 from additional paid-in capital, as a cumulative effect adjustment, $420,070 to beginning retained earnings and $1,478,772 to warrant liabilities to recognize the fair value of such warrants. In July and August of 2009, warrants to purchase 356,047 shares of the Company’s common stock were exercised through cashless conversion. The fair value of the exercised warrants amounted to $5,368,609.  The fair value of the remaining outstanding 26,453 warrants was $512,498 as of September 30, 2009.  Therefore, the Company recognized a $2,592,201 loss and $4,402,335 loss from the change in fair value of derivative liability for the three and nine months ended September 30, 2009, respectively. In October 2009, warrants to purchase 26,453 shares of the Company’s common stock were exercised through cashless conversion.

On December 7, 2009, the Company sold 3,252,032 shares of its common stock; Series A Common Stock Warrants, which are exercisable within six months of the closing date; to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series A Warrants”); and Series B Common Stock Warrants, which are exercisable beginning on the six month one day anniversary of the closing date until the one year one day anniversary of the closing date, to purchase up to an aggregate of 1,138,211 shares of Common Stock at an exercise price of $34.50 per Warrant (the “2009 Series B Warrants”).  These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. All of the 2009 Series A Warrants expired on June 7, 2010. The outstanding warrants as of September 30, 2010 and December 31, 2009 totaled 1,138,211 and 2,276,422, respectively. The fair value of the warrants as of September 30, 2010 and December 31, 2009 amounted to $178 and $15,172,712, respectively. The company recognized $97,620 and $15,172,534 gains from the change in fair value of warrants for the three and nine months ended September 30, 2010, respectively.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2009 Series B Warrants	September 30, 2010	Issuance Date
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.19	1.00
Risk-free interest rate	0.15%	0.55%
Expected volatility	56.71%	131.16%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of September 30, 2010.

		Fair Value Measurement at
	Carrying Value at	September 30, 2010
	September 30, 2010	Level 1	Level 2	Level 3
	(Unaudited)
Warrant liability	$178	-	$-	178

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition
Contracts. The Company enters into long-term fixed price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method. Contracts are generally for single, seamless solutions, a fact that would make estimation of percentage completion by measuring outputs of little value to financial statement users. Accordingly, the Company estimate percentage completion based on inputs rather than on outputs. Under the percentage-of-completion cost-to-cost method outlined in SOP 81-1, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to complete the contract. When total cost estimates exceed projected revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.
Equipment sales contracts are fixed-price contracts generally for turnkey projects which include design, manufacture of equipment, and installation of equipment, which can require extensive fabrication and construction work in the client’s steel mill. Accordingly, desulphurization projects require in general 6 to 7 months from inception to final installation and commissioning, while anti-oxidation systems require about 3 to 4 months from inception to installation. Wastewater treatment equipment can require from 5 to 8 months from contract signing, depending mainly on the specific customer’s ability to accept delivery.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Significant production costs such as raw materials and labor are generally incurred pro rata over the time required to complete each project, beginning with machining of equipment parts in production facilities in Dalian to fabrication and assembly of housings, towers, and other items constructed on site in our clients’ steel mills. While our production costs also include labor, depreciation, and other manufacturing costs, we believe that using the application of raw materials to work in progress to drive our percentage completion estimates offers the most concrete factual basis for estimation of percentage completion as this prevents the allocation of overheads and utilities from directly affecting our recognition of revenues and is in accord with the guidance in SOP 81-1.

Services.  In addition to the Company’s specialty equipment sales, the Company uses heavy machining equipment to perform machining services for third parties. These engagements, numbering several hundred per year, are essentially piecework and are completed in usually less than one month. Each machining engagement is governed by a separate contract, indicating existence of an arrangement. Revenue is recognized when service is performed, which is usually concurrent with delivery to the client, the contract prices are set by contract, collectability is assured. Machining services contracts generally set out the machining work to be performed, including machining tolerances, number of pieces to be worked, payment terms, timing of delivery, and price per unit of work.  The contract price is generally paid upon acceptance by the customers of the completed work after testing by the customers according to the contract specifications.

The Company also provided technical professional services to its customers based on a fixed-price time contract. The Company recognized services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectability is reasonably assured. Technical services contracts specify the final user, the nature of the project and the type of technology service to be provided.  Contracts are valid for one year from signing; payments are generally front-loaded.

BOT Contracts. Starting from 2010, the Company enters into long-term “build-operate-transfer” contracts (the “BOT” contracts) with customers to manufacture and install, operate and maintain the industrial equipments. The revenue and costs relating to construction or upgrade services are recognized under the cost recovery method as the collection of the receivable cannot be reasonably assured. Under the cost recovery method, no gross profit is recognized until the collection of the receivable exceeds the cost or until such time that the company considers the collections to be probable and can be reasonably estimated. A BOT service contract has an indeterminable number of acts to be performed over a specific period of time. As such, revenue from a BOT service contract is recognized on a straight-line basis unless it is possible to estimate the stage of completion by some other method more reliably. When in a series of acts to be performed in rendering a service, a specific act is much more significant than other acts, and then the recognition of income is postponed until the significant acts are performed.

The Company allows its customers to retain 5% to 10% of the contract prices as retainage installation of the equipment, usually 12 or 18 months, to guarantee product quality. Historically, the Company has experienced insignificant warranty claims resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is included as part of the contract price, and is recognized as revenue based upon percentage of completion.

Enterprise Wide Disclosure

The Company’s chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. The Company is engaged in designing, developing, manufacturing, and installing environmental protection and energy saving equipment for the Chinese iron and steel industry and no other business segment. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

Government Grant

The Dalian municipal government approved grants to the Company to encourage high-technology industry research and development. The grants are netted with research and development expenses upon receipt from the local government. The Company received government grants in the amount of $147,100 and $61,568 during the three months ended September 30, 2010 and 2009, respectively. The Company received government grants in the amount of $332,446 and $105,545 during the nine months ended September 30, 2010 and 2009, respectively.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs. Under the guidance of GAAP, the Company expenses the costs associated with the R&D activities when incurred.  R&D expenses of $147,100 and $73,796 incurred during the nine months ended September 30, 2010 and 2009, respectively. Most of the R&D expenses were incurred in the second quarter of 2010 and 2009.

Shipping and Handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses included in selling expense for the three months ended September 30, 2010 and 2009, amounted to $12,510 and $71,849, respectively. Shipping and handling expenses included in selling expense for the nine months ended September 30, 2010 and 2009, amounted to $83,297 and $219,862, respectively.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at September 30, 2010 and December 31, 2009. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company and its VIE Rino Technology were incorporated in the United States and has incurred net operating losses for income tax purposes for the three and nine months ended September 30, 2010 and 2009. The Company had estimated loss carry forwards of approximately $3.90 million and $1.51 million as of September 30, 2010 and December 31, 2009, respectively, for U.S. income tax purposes, available for offset against future taxable U.S. income expiring in 2028. Management believes that the realization of the benefits from the loss carry forward appears uncertain due to the Company’s historical operating income and continuing losses. Accordingly, a 100% valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at September 30, 2010 and December 31, 2009 was approximately $1,327,559 and $505,000, respectively. The net change in the valuation allowance was an increase of approximately $822,559.

The Company has cumulative undistributed earnings of foreign subsidiaries and VIE’s of approximately $137,627,002 as of September 30, 2010 which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

US Income Taxes

The Company and its VIE Rino Technology are incorporated in the State of Nevada in the U.S., and are subject to a gradual U.S. federal corporate income tax of 15% to 38%. The State of Nevada does not impose any corporate state income tax.

Hong Kong Income Taxes

The Company’s subsidiary, Innomind is incorporated in BVI and its office is located in Hong Kong. Innomind did not earn any income that was derived in Hong Kong for the three and nine months ended September 30, 20010 and 2009 and therefore was not subject to Hong Kong Profit Tax.

China Income Taxes

The Company conducts all its operating business through its operating subsidiaries and VIEs, Dalian Innomind, Dalian Rino, Rino Design, Rino Installation, Rino Logistics, Rino Investment, Rino Heavy Industries and Rino Sludge in China. The operating subsidiaries and VIEs are governed by the income tax laws of PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

Dalian Innomind is subject to EIT at a rate of 25% on its net income, while as a foreign investment enterprise, Dalian Innomind is qualified for a tax exemption for two years and a 50% reduction for the following three years. As a result, Dalian Innomind enjoys a 100% tax exemption for the years 2008 through 2009 and a 50% income tax reduction for the years 2010 through 2012.

Pursuant to an Entrusted Management Agreement by and between Dalian Innomind and Dalian Rino, dated October 3, 2007, Dalian Rino and its shareholders agreed to entrust the operations and management of the Business to Dalian Innomind and Dalian Innomind is entitled to Dalian Rino’s net profit as an entrusted management fee, which resulted in no income tax provision for Dalian Rino.

Dalian Investment, Dalian Rino Heavy, Dalian Rino Installation, Dalian Rino Design, Dalian Logistics, and Rino Sludge are subject to an income tax rate of 25%.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s subsidiaries and VIEs were paying the following tax rate for the three and nine months ended September 30,
	2010		2009
Subsidiaries and VIEs	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption
	(unaudited)
Dalian Innomind	12.5%	12.5%	0%	25%
Dalian Rino	15%	10%	15%	10%
Rino Design	25%	0%	25%	0%
Rino Installation	25%	0%	25%	0%
Rino Logistics	25%	0%	n/a	n/a
Rino Investment	25%	0%	n/a	n/a
Rino Heavy Industries	25%	0%	n/a	n/a
Rino Sludge	25%	0%	n/a	n/a

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2010 and 2009 (unaudited):

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemption	(13.2)%	(25.0)%
Other items (a)	2.7%	-
Effective income tax rate	14.50%	0.0%

(a)  The 2.7% represents the $754,879 of income and expenses incurred by the Company, and its VIEs, Innomind Group and Rino Technology that are not deductible in PRC for the three months ended September 30, 2010.

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 (unaudited):

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemption	(9.1)%	(25.0)%
Other items (a)	(5.7)%	-
Effective income tax rate	10.2%	0.0%

(a)  The (5.7)% represents the $13,280,084 of income incurred by the Company and its VIEs, Innomind Group and Rino Technology that are not subject to income tax for the nine months ended September 30, 2010.

The estimated tax savings for the three months ended September 30, 2010 amounted to $1,365,667. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.31 to $0.26 in 2010.

The estimated tax savings for the nine months ended September 30, 2010 amounted to $4,835,681. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $1.68 to $1.51 in 2010.

No provision for income tax was made for three and nine months ended September 30, 2009.

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

VAT on sales and VAT on purchases amounted to $10,179,030 and $6,244,656 respectively, for three months ended September 30, 2010, respectively. VAT on sales and VAT on purchased amounted to $17,375,881 and $10,565,781, respectively, for three months ended September 30, 2009.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $39,695,649 and $26,957,889 for the nine months ended September 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $41,314,005 and $29,373,079 for the nine months ended September 30, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of September 30, 2010 and December 31, 2009, the VAT payable amounted to $71,316, and $3,260,613, respectively.

All of VAT on sales and purchases amounts including VAT tax on intercompany sales and purchases. As of September 30, 2010, prepaid VAT in the amount of $2,243,063 was included in other current assets and prepaid expense on balance sheet.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material  impact on its consolidated financial statements.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – ACCOUNTS RECEIVABLE, TRADE, NET

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$91,354,033	$39,099,929
Less: allowance for bad debts	(666,161)	(273,446)
Accounts receivable, net	$90,687,872	$38,826,483

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at January 1, 2009	$-
Additional reserves	342,492
Accounts receivable write off	220
Effect of foreign currency translation	37
Allowance for doubtful accounts at September 30, 2009 (Unaudited)	$342,749
Additional reserves	(69,434)
Accounts receivable write off	256
Effect of foreign currency translation	(125)
Allowance for doubtful accounts at December 31, 2009	$273,446
Additional reserves	380,399
Accounts receivable write off	-
Effect of foreign currency translation	7,316
Allowance for doubtful accounts at September 30, 2010 (Unaudited)	$666,161

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable – Retentions

As of September 30, 2010 and December 31, 2009, retainage included in accounts receivable amounted to $21.3 million and $19.0 million, respectively. According to our contracts terms, all the retainages are collectable after the constructions have been completed for one year.

NOTE 4 – COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed pursuant to the percentage-of-completion method used to recognize contract revenue. As of September 30, 2010 and December 31, 2009, the balances for cost and estimated earnings in excess of billings are $41,440,413 and $3,258,806, respectively.

	September 30, 2010	December 31, 2009
	(Unaudited)
Cost incurred on uncompleted contracts	$35,905,143	$3,173,870
Estimated earnings	23,214,272	2,090,778
Contract costs incurred plus estimated earnings to date	$59,119,415	$5,264,648
Less: progress billings	(17,679,002)	(2,005,842)
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,440,413	$3,258,806

As of September 30, 2010, the costs and estimated earnings in excess of billings would be collected in more than one year based on the contract agreements amounted to $28,569,291.

NOTE 5 – INVENTORIES

Inventories consisted of the following raw material, work-in-process and supplies:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw material	$257,191	$246,798
Work-in-process	5,230,703	5,101,685
Low cost consumption supplies	58,581	57,383
Total	$5,546,475	$5,405,866

For the three and nine months ended September 30, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 6 – ADVANCES FOR INVENTORY PURCHASES

The Company makes advances to certain suppliers for inventory purchases and subcontracting fees. Most of the Company’s vendors require advances to them as a guarantee that the Company will receive the goods on a timely basis. The advances on inventory purchases amounted to $57,244,722 and $34,056,231 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 7 – PLANT AND EQUIPMENT, NET

The following is a summary of plant and equipment at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$4,017,281	$3,936,775
Equipment and machinery	9,744,583	9,508,465
Motor vehicles	2,103,862	1,647,515
Furniture and office equipment	468,302	447,229
Construction in progress	12,249,227	6,768
Total	$28,583,255	$15,546,752
Less: accumulated depreciation	(4,067,221)	(3,281,363)
Plant and equipment, net	$24,516,034	$12,265,389

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expense for the three months ended September 30, 2010 and 2009 was $239,521 and $239,239, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $706,358 and $717,490, respectively.

Construction in progress

As of September 30, 2010 and December 31, 2009, the Company had construction in progress in the amount of $12,249,227 and $6,768, respectively. For the three and nine months ended September 30, 2010 and 2009, no interest was capitalized into construction in progress.

Construction in progress at September 30, 2010 consisted of the following:

Project Description	Location	September 30, 2010 (Unaudited)		Commencement Date	Expected completion date	Estimated additional cost to complete
Changxing Island Project	Industrial District, Dalian, Changxing Island Economic and Technological Development Zone	$12,249,227	(1)	April 20, 2010	July 31, 2011	$85,000,000

(1) The balance represents construction cost and equipment cost in amount of $11,859,370 and $389,860 respectively.

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On February 22, 2010, the Company invested RMB 3 million (approximately $449,100) for a 30% noncontrolling interests in Dalian Environment Exchange Co., Ltd., for which the Company neither has substantive control nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of the investee, but rather accounts for its noncontrolling ownership interest as equity method investments. The company is in the pre-operating stage as of September 30, 2010.

The following tables represent summarized combined financial information of Dalian Environment Exchange Co., Ltd. accounted for under the equity method:

September 30, 2010
(Unaudited)

Current assets	$831,544

Long-term assets	$675,274

Current liabilities	$9,818

Long-term liabilities	$-

NOTE 9 – ADVANCES ON NON CURRENT ASSETS

Advances to Suppliers

The Company makes advances to certain suppliers for construction projects.  The advances on equipment and construction were $7,305,675 and $5,550,966 as of September 30, 2010 and December 31, 2009, respectively.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prepayment for Land Use Right

As of September 30, 2010 and December 31, 2009, the Company prepaid $4,276,032 and $799,965, respectively, for purchase of land use rights, but had not obtained the certificate of the land use rights. Therefore, as of September 30, 2010 and December 31, 2009, the amount has been recorded as a prepayment for land use right in other assets.

Long term prepaid expenses

As of September 30, 2010 and December 31, 2009, the Company prepaid $163,948 and $219,447 for more than one year expenses. The Company amortizes the prepayment based on the terms, for the three months ended September 30, 2010 and 2009, amortization expense for long term prepayment amounted to $19,748 and $3,666, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense for long term prepayment amounted to $58,914 and $10,994, respectively.

For the period ended September 30, 2010, amortization schedule for the following period amounted to:

Year	Amount

2011	$78,551

2012	78,551

2013	6,846

Total	$163,948

NOTE 10 – INTANGIBLE ASSETS, NET

The following is a summary of intangible assets:

	September 30, 2010	December 31, 2009
	(Unaudited)
Land use rights	$8,757,467	$651,136
Patents and licenses	748,500	733,500
Total	$9,505,967	$1,384,636
Less: accumulated depreciation	(390,298)	(239,840)
Intangible asssets, net	$9,115,669	$1,144,796

Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $56,752 and $17,195, respectively.
Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $143,025 and $50,572, respectively.

NOTE 11 – BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized pursuant to the percentage-of-completion method used to recognize contract revenue.  As of September 30, 2010 and December 31, 2009, billings in excess of costs and estimated earnings amounted to $8,125,883 and $0, respectively.

Billings in excess of costs and estimated earnings consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Progress billings	$20,220,661	$-
Less: cost incurred on uncompleted contracts	(5,735,515)	-
Less: estimated earnings	(6,359,263)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	$8,125,883	$-

NOTE 12 – DEFERRED REVENUE

Construction portion of BOT arrangements are accounted for under cost recovery method. Deferred revenue represents estimated earnings related to the BOT contract, and are deferred to until collected the cost of the revenue, or until such time the Company considers the collections to be probable and estimable. As of September 30, 2010 and December 31, 2009, the deferred revenue amounted to $3,299,242 and $0, respectively.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – BANK LOANS

Short-term bank loans

As of September 30, 2010, short-term bank loans balance represents two loans, the principals of which aggregately amount to RMB25 million (approximately $3,742,500) that borrowed from Shanghai Pudong Development Bank for the Company’s working capital use. The following table identifies the material terms of short-term loans:

			Interest Rate	September 30, 2010	December 31, 2009
Effective Date	Maturity	Type	(Per Annum)	(Unaudited)
11-13-2009	11-13-2010	Secured by certain equipment	5.31%	$1,497,000	$1,467,000
03-01-2010	02-16-2011	Secured by certain equipments and guaranteed by shareholder	5.841%	2,245,500	—
Total				$3,742,500	$1,467,000

Long-term loan

As of September 30, 2010, the balance of long-term loan consists of a loan that borrowed from Shanghai Pudong Development Bank, the principal of which amounts to RMB 55 million (approximately $8,233,500). The following table identifies the material terms of the long-term loan:
			Interest Rate	September 30, 2010	December 31, 2009
Effective Date	Maturity	Type	(Per Annum)	(Unaudited)
03-01-2010	03-01-2014	Secured by certain manufacturing plants and office buildings	6.912%	8,233,500	-
Total				$8,233,500	-

The long term loan is scheduled to be repaid by installments. The following table shows the installments schedule:

Date	Amount
03-01-2012	$2,245,500
03-01-2013	2,994,000
03-01-2014	2,994,000
Total	$8,233,500

Total interest expense on the bank loans for the three months ended September 30, 2010 and 2009, amounted to $195,808 and $286,647, respectively. Total interest expense on the bank loans for the nine months ended September 30, 2010 and 2009, amounted to $403,217 and $655,793, respectively.

The above loans are secured by the Company's equipment, buildings and land use rights located within PRC, with net value as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Equipment & machinery in Dalian, China	$8,396,245	$6,965,057
Buildings in Dalian, China	$3,399,274	-
Land use rights in Dalian, China	$564,833	-
Total assets pledged as collateral for bank loans	$12,360,352	$6,965,057

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 –TAXES PAYABLE

As of September 30, 2010, and December 31, 2009, taxes payable consisted of the following at:

	September 30, 2010	December 31, 2009
	(Unaudited)
Income taxes payable	$4,418,188	$716,795
VAT payable	71,316	3,260,613
Other miscellaneous taxes	238,311	26,301
Total taxes payable	$4,727,815	$4,003,709

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

As of September 30, 2010 and December 31, 2009, the Company’s major shareholder advanced $498,598 and $494,614, respectively, to the Company for operational purposes. These advances are unsecured, noninterest bearing and payable on demand.

NOTE 16 – REDEEMABLE COMMON STOCK

On October 5, 2007, the Company received $24,480,319 or $21,253,722 net proceeds after deducting the offering expenses from a group of accredited investors and issued 5,464,357 shares of restricted common stock at $4.48 per share. The Securities Purchase Agreement contained a transferrable provision such that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement entered into in connection with the Securities Purchase Agreement and the Company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the Company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the Securities Purchase Agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable common stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next five years, the entire amount of $24,480,319 could become redeemable in any of the next five years. These shares are included as outstanding common stock for purposes of earnings per share.

NOTE 17 – COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Statutory Reserves

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 % of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.  As of September 30, 2010 and December 31, 2009, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $95.8 million and $84.5 million, respectively.

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

A discussion of the valuation techniques used to measure fair value for the warrant liabilities listed above and activity for these liabilities for the three and nine months ended September 30, 2010 is provided elsewhere in this footnote.

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2009	382,500
Granted	2,276,422
Forfeited	-
Exercised	(382,500)
Outstanding as of December 31, 2009	2,276,422
Granted	-
Forfeited/Expired	(1,138,211)
Exercised	-
Outstanding as of September 30 2010 (Unaudited)	1,138,211

 Following is a summary of the status of warrants outstanding at September 30, 2010,

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$34.50	1,138,211	0.19 year	$34.50	1,138,211	0.19 year
Total	1,138,211			1,138,211

Stock Options

On April 27, 2010, pursuant to an Employment Agreement, the Company granted to Ben Wang, the Chief Financial Officer, a non-qualified stock option to purchase 150,000 shares of its Common Stock at an exercise price of $20 per share, vesting in 3 equal annual installments beginning on April 19, 2011, with a term life of five years. On August 13, 2010, the Board of Directors of the Company has authorized this grant of the non-qualified stock option.

On June 30, 2009, pursuant to an Employment Agreement, the Company granted to Yi (Jenny) Liu, the former Chief Financial Officer, a non-qualified stock option to purchase 50,000 shares of its Common Stock at an exercise price of $6.15 per share, vesting in 3 equal annual installments beginning on June 30, 2010, with a term life of five years. On August 12, 2010, pursuant to an Separation Agreement with former CFO, the options to purchase 10,000 shares of the Employer’s common stock (the “Shares”) at the exercise price $6.15 per share granted to Employee shall vest immediately upon the execution of this Agreement. And the options to purchase 20,000 shares that were to vest on June 30, 2011 and the options to purchase 20,000 shares which were to vest on June 30, 2012 shall be cancelled and be of no further force or effect. Once vested, the foregoing options to purchase 10,000 shares of the Employer’s common stock which may be exercised until April 27, 2013, the third anniversary of the Separation Date. The 10,000 options vested had fair value of approximately $77,417, $38,992 of which was recorded as compensation expense in general and administrative expenses for the nine months ended September 30, 2010.

The fair values of stock options granted to the executives were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Options granted in 2010	2.98 years	164.2%	0%	1.54%	$15.15
Options granted in 2009	3.3 years	121.7%	0%	1.64%	$9.80

Volatility: In light of the Company’s thin stock trading history, expected volatility is based on historical stock pricing data (adjusting for stock splits and dividends) of five publicly traded peer companies and the Company’s own data.  The Company-specific volatility is computed annually by taking the base-10 logarithm of each daily stock closing price divided by the previous stock closing price (adjusted for stock splits and dividends). The logarithm smoothes the daily results so that percentage differences are computed and tailed.  Each annual volatility calculation is weighted along with the other (non-excluded) annual volatility result to produce the average historical volatility for the selected period. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants.

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

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized $325,936 and $19,061 compensation expense in general and administrative expenses for the three months ended September 30, 2010 and 2009, respectively. The Company recognized $364,928 and $19,364 compensation expense in general and administrative expenses for the nine months ended September 30, 2010 and 2009, respectively.

Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The following is a summary of the stock options activity,

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 1, 2009	-	$-	-
Granted	50,000	6.15	182,500
Forfeited	-
Exercised	-
Balance as of December 31, 2009	50,000	$6.15	749,500
Granted	150,000	20.00
Forfeited/Cancelled	(40,000)	6.15	1,075,000
Exercised	-
Balance as of September 30, 2010 (unaudited)	160,000	$19.13

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$6.15	10,000	0.0 year	$6.15	10,000	0.19 year
$20.0	150,000	4.55 years	-	-	-
Total	160,000			10,000

NOTE 18 - EARNINGS PER SHARE

The following table sets forth the calculation of earnings per share for the three months ended September 30, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
Net income	$8,839,220	$17,085,900
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS - diluted	$8,839,220	$17,085,900

Weighted average number of common stock – Basic	28,604,061	25,204,199
Effect of dilutive securities:
Options	6,929	15,960
Weighted average number of common stock – Diluted	28,610,990	25,220,159
Earnings per share:
Basic	$0.31	$0.68
Diluted	$0.31	$0.68

RINO INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the calculation of earnings per share for the nine months ended September 30, 2010 and 2009 (Unaudited):

	2010	2009
	(Unaudited)	(Unaudited)
Net income	$47,931,974	$39,416,100
Adjustments for diluted EPS calculation	-	-
Adjusted net income for calculating EPS-diluted	$47,931,974	$39,416,100

Weighted average number of common stock – Basic	28,605,321	25,104,972
Effect of dilutive securities:
Warrants	5,239	7,115
Weighted average number of common stock – Diluted	28,610,560	25,112,087
Earnings per share:
Basic	$1.68	$1.57
Diluted	$1.68	$1.57

All of the outstanding shares of redeemable common stock have been included as outstanding common stock for the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

All of outstanding warrants and 150,000 shares of options are excluded from diluted earnings per share calculation for the three and nine months ended September 30, 2010 due to anti-dilutive effect. All of outstanding warrants are excluded from diluted earnings per share calculation for the three and nine months ended September 30, 2009 due to the anti-dilutive effect.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits were $67,625 and $44,739 for the nine months ended September 30, 2010 and 2009, respectively, and $157,797 and $101,796 for the three months ended September 30, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Capital Commitments

As of September 30, 2010, the Company had capital commitments for production equipment procurement and project construction, mostly for the Chanxing Island Project, in the amount of $95 million. The Company intends to satisfy the commitments by unrestricted cash in hand, cash generated from operating activities, and bank loans if needed.

Register Capital Commitments

On December 18, 2009, the Company increased its investment to Dalian Innomind from $20 million to $80 million and $20 million has been paid as of September 30, 2010 The remaining $40 million is to be paid in two years from December 18, 2009.

On November 30, 2009, Rino Investment was established with registered capital of $98 million. As of September 30, 2010, Rino Investment received $70 million, and the remaining $28 million is to be paid in two years from November 30, 2009.

 NOTE 20 – SUBSEQUENT EVENT

On October 14, 2010, Rino Sludge signed a Build-Operate-Transfer Contract (the “BOT Contract”), which is the definitive contract to the MOU, with Urban Administration Bureau of Dalian ETD Zone regarding the treatment of municipal sludge in Dalian ETD Zone.

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

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) RINO International Corporation (formerly Jade Mountain Corporation); (ii) Innomind Group Limited (“Innomind Group”), a wholly-owned subsidiary of RINO International Corporation organized under the laws of the British Virgin Islands; (iii) RINO Investment (Dalian) Co., Ltd. (“Rino Investment”), a wholly-owned subsidiary of RINO International Corporation under the laws of the People’s Republic of China (the “PRC”); (iv) Dalian Innomind Environment Engineering Co., Ltd. (“Dalian Innomind”), a wholly-owned subsidiary of Innomind Group organized under the PRC laws; (v) Dalian RINO Heavy Industries Co., Ltd. (“Rino Heavy Industries”), a wholly-owned subsidiary of Rino Investment organized under the PRC laws; (vi) Dalian RINO Solid Waste Treatment Co., Ltd. (“Rino Sludge”), a wholly-owned subsidiary of Rino Investment organized under the PRC laws; (vii) Dalian RINO Environment Engineering Science and Technology Co., Ltd. (“Dalian Rino”), a contractually controlled affiliate of Dalian Innomind organized under the PRC laws ; (viii) Dalian RINO Environmental Engineering Project Design Co., Ltd. (“Rino Design”), a wholly owned subsidiary of Dalian Rino organized under the PRC laws; (ix) Dalian RINO Environmental Construction & Installation Project Co., Ltd. (“Rino Installation”), a wholly owned subsidiary of Dalian Rino organized under the PRC laws; (x) RINO Technology Corporation (“Rino Technology”), a wholly-owned subsidiary of Dalian Rino organized under the laws of the state of Nevada; and (xi) Dalian RINO Logistics Co., Ltd. (“Rino Logistics”), a wholly-owned subsidiary of Dalian Rino organized under the PRC laws.

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

Following the expansion of China’s economy and growth in the size of its manufacturing sectors, such as the iron and steel industry, the total volumes of waterborne and airborne industrial waste and pollution have grown, and consequently, China’s industries face increasingly stringent governmental mandates to reduce or eliminate sulphur dioxide emissions and untreated wastewater discharges. Failure to meet mandated emission and discharge standards can result in financial penalties. On July 31, 2009, the Ministry of Industry and Information of PRC published a formal plan for the implementation of Flue Gas Desulphurization systems in the sintering plants of Chinese steel companies, which is a specific roadmap to accelerate the number of desulphurization projects completed throughout the PRC.

Customers

Our customers are mainly large iron and steel companies in China. Generally, our projects involve manufacturing, installation and testing of the equipment we sell, and the contract prices vary with products and technical conditions. Due to the size of our projects, we generally work on a limited number of projects with a limited number of customers at any given period of time. Since it normally takes approximately 6 - 8 months to complete a project, our revenues are generated from a limited number of customers at any given period. There are approximately 34 iron and steel companies in China of a size and with annual production levels that may require the sale and installation of our products. In order to expand our sales, we plan to capture increasing numbers of these potential customers for primary product sales and aggressively cross-sell our products to each customer.

For the three months ended September 30, 2010, one customer, which is Shougang Jingtang Iron and Steel Co., Ltd., accounted for 18% of the Company’s total revenues, while sales to another three major customers in the aggregate another contributed approximately 19.6% of our total revenues. During the three months ended September 30, 2009, no customer accounted for more than 10% of the Company’s total sales.

During the nine months ended September 30, 2010, one customer accounted for 14% of the Company’s total sales. Accounts receivable and costs and estimated earnings in excess of billings from this customer totaled $27 million as of September 30, 2010. During the nine months ended September 30, 2009, no customer accounted for more than 10% of the Company’s total sales.

All of our products are customized to our customers’ specific requirements. We enter into fixed-price equipment sales contracts with our customers covering engineering, manufacturing, construction and installation phases. Generally, we fulfill our contractual obligations within twelve months.

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

Desulphurization System

Presently in China, major domestic companies engaged in the desulphurization equipment market include: Beijing Guodian Longyuan Environmental Company, Zhejiang Feida Company, Fujian Longjing Environmental Company, Wuhan Kaidi Electric Power Company, Jiulong Electric Power Company, Qinghua Tongfang, University of Science & Technology, Beijing ZHTD Technology, Talroad Company, Yonker Environmental Protection Group and China City Environment Protection Engineering. To the best of our knowledge, among them, University of Science & Technology, Beijing ZHTD Technology Co., Talroad Company, Yonker Environmental Protection Group, China City Environment Protection Engineering Ltd. Co. and Fujian Longjing Co., Ltd have entered into the desulphurization market of the iron and steel industry; and the rest are mainly servicing the desulphurization market of China’s power industry. We consider Fujian Longjing as our major potential competitor in the desulphurization market, but it is more focused on the power industry.

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

Anti-Oxidation System

We believe our High Temperature Anti-Oxidation System is unique and virtually no competition in China. We know of no other entity that is engaged in developing or supplying anti-oxidation technology that can operate on-line at the high temperatures (600 – 1000 °C) involved in hot rolled steel production, which represents 90% of China’s steel output. A number of anti-oxidation technologies are available internationally, suppliers of which include: Advanced Technical Products Company, ATP Metallurgical Coatings, Duffy Company, Condursal and Berktekt. However, the high costs of the anti-oxidizing coatings these technologies rely on, and especially their ineffectiveness at high temperatures, have limited their market to specialty steels. We believe that in design and technology our Anti-Oxidation System is the only anti-oxidation process available for the iron and steel industry (both in the PRC and internationally) that can be applied in high temperature environments, and is a unique solution to the loss of production output due to high-temperature oxidation, which is a long-standing problem in the world-wide iron and steel industry.

Recent Developments

Shougang Jingtang Project

On December 23, 2009, Shougang Jingtang Iron & Steel Co., Ltd. (“Shougang Jingtang”), the parent company of which is China's fourth largest steel maker, Shougang Group, signed two contracts with the Company, one of which is the Construction Contract for 2 units of Semi-Dry Flue Gas Desulphurization System ("FGD System") (the “Construction Contract”), and the other is the 10 Year Operation Contract over the FGD Systems ( the “Operation Contract”, together with the Construction Contract collectively referred to as the “Shougang Jingtang Project”).

Pursuant to the Construction Contract, whose total value amounts to RMB 197.5 million (approximately $29.0 million, or $33.9 million if including value added tax (the “VAT”)), Shougang Jingtang shall pay the contract price by annual installments in 10 years, commencing from the date after the FGD Systems have been put into operation for one year. Due to the uncertainty of collection through the long term and the large scale of this Shougang Jingtang Project, the Company, in a prudent manner, chose to use cost recovery method to account for the Construction Contract.

According to the Operation Contract, whose total value is estimated to be RMB 492.1 million (approximately $72.2 million, or $84.3 million if including VAT), the operation period of 10 years commences upon the completion of a 7-day trial production of the FGD Systems, and the inspection by Chinese national environmental protection authorities. Shougang Jingtang should make payments to the Company on a monthly basis for the operation service.

As of September 30, 2010, 89% of the construction of the FGD Systems in the Shougang Jingtang Project has been completed and is expected to be completed by the end of the fourth quarter of 2010.

The Shougang Jingtang Project does not have a material impact over the Company’s business operations or liquidity because of our strong working capital, and a bank loan that the Company has successfully secured for the Shougang Jingtang Project on March 1, 2010. This long-term loan program, with a principal of up to RMB 55 million (approximately $8.2 million), is provided by Shanghai Pudong Development Bank. The loan was effective on March 1, 2010, and will mature on March 1, 2014. The Company is required to repay the loan according to a schedule commencing on March 1, 2012 and continuing thereafter until the maturity date. For detailed information about the long-term loan, please refer to Notes to Consolidated Financial Statements – Note 13 - Bank Loans.

Changxing Island Project

After the rapid development over the past few years, the Company’s further expansion is limited to current production site and capacity. To meet the needs of the Company’s expanding client base and service scope, and better capture future business opportunities, the Company believes it’s strategically beneficial to establish a new production base, which is the Changxing Island Project.

On March 2, 2010, The Company entered into a Purchase Agreement with Land Resources and Housing Bureau of Dalian for the use right of a land having an area of 232,906 square meters that is located in Industrial District, Dalian Changxing Island Harbor Industrial Zone. Pursuant to the Purchase Agreement, the purchase price of the land use right is RMB 51,239,320 (approximately $7.5 million), which was fully paid as of March 5, 2010.

The construction plan of the Changxing Island Project consists of an office building, a dormitory for staff accommodations, production facilities which include a manufacturing workshop, a gasification workshop and a sandblasting workshop, etc. The estimated total investment amounts to approximately $107 million, of which $50 million will be funded by existing cash resources of the Company which was obtained from the proceeds from the financing that the Company consummated in December 2009, and the remaining balance will be funded by loans from commercial banks in China.

In May 2010, as approved by State Council of PRC, Dalian Changxing Island Harbor Industrial Zone was upgraded to a national economic and technological development zone, after which its name was changed to Dalian Changxing Island Economic and Technological Development Zone (hereinafter referred to as “Changxing Island ETD Zone”) in June 2010. Such upgrading, therefore, may lead to the appreciation of the value of the land use right that the Company acquired in Changxing Island and further accelerates the development of the Changxing Island Project.

On July 12, 2010, Agricultural Bank of China (“ABC”) granted the Company a credit facility of up to RMB 300 million (approximately $44.8 million) for the Changxing Island Project. The credit facility may be used when the Company has a demand, and meets the predetermined conditions set by ABC. As of September 30, 2010, the Company has not yet drawn any money from the credit facility.

As of September 30, 2010, the Company has invested an aggregate of $20.7 million in the Changxing Island Project, including acquisition of the land use right, infrastructure construction, equipment prepayment, taxes and other miscellaneous costs. We commenced the construction of the Changxing Island Project in April 2010, and anticipate it to be completed by July 2011. Once the facility in Changxing Island Project is put into operation, our production capacity and profit margin will be greatly enhanced. Currently we have to outsource some of our orders to contractors, since we have reached the maximum production capacity.

Dalian RINO Solid Waste Treatment Co., Ltd.

On October 20, 2009, the Company signed a memorandum (the “MOU”) with the local government of Dalian Economic and Technological Zone (hereinafter referred to as “Dalian ETD Zone”), pursuant to which the Company will be entitled to treat the municipal sludge generated in Dalian ETD Zone. As stated in the MOU, the estimated total investment for the Company to develop the production facility was $18.4 million, which would be spent in two phases, $9.6 million in the first phase, and $8.8 million in the second phase. The production capacity for Phase I is 200 tons of municipal sludge per day, and will increase to 400 tons per day after Phase II is completed.

On July 14, 2010, the Company established Dalian RINO Solid Waste Treatment Co., Ltd. (“Rino Sludge”), a wholly owned subsidiary of Rino Investment in Dalian, with a registered and paid-in capital of $20 million. Rino Sludge is engaged in the business of municipal sludge and solid waste treatment.

On October 14, 2010, Rino Sludge signed a Build-Operate-Transfer Contract (the “BOT Contract”), which is the definitive contract to the MOU, with Urban Administration Bureau of Dalian ETD Zone regarding the treatment of municipal sludge in Dalian ETD Zone.

Pursuant to the BOT Contract, Rino Sludge has an operating period of 20 years starting from the completion of the construction of the municipal sludge treatment facility. The designed capacity of such sludge treatment facility, which adopts Rotary Drum Film Dryer (“RDFD”) technology, is 200 tons of municipal sludge per day, with a unit price of RMB 275 per ton (approximately $41 per ton). The estimated total investment by Rino Sludge is $13.5 million, including acquisition of land use right, infrastructure construction, equipment procurement, taxes and other miscellaneous expenditures.

As of September 30, 2010, Rino Sludge has paid RMB 25.44 million (approximately $3.8 million) as prepayment for the acquisition of land use right, and will commence the construction upon the delivery of the selected site by Dalian ETD Zone for the sludge treatment project. Once commenced, the construction is expected to be completed within 10 months.

Dalian RINO Logistics Co., Ltd.

On August 3, 2010, the Company established Dalian RINO Logistics Co., Ltd. (“Rino Logistics”), a wholly owned subsidiary of Dalian Rino in Dalian, with a registered and paid-in capital of RMB 6 million. Rino Logistics is mainly engaged in the business of cargo transportation.

Because the steel skeletons that are used for the construction of workshops of the Changxing Island Project are manufactured in our current production facility in Jinzhou District, Dalian, the Company needs to transport the steel skeletons to the Changxing Island construction site. Outsourced transportation service usually can not deliver the cargo as timely as the Company needs; the Company therefore decides to develop its own transportation capacity, Rino Logistic, so as to ensure the construction progress of the Changxing Island Project will progress on schedule.

After the construction of Changxing Island Project is completed, Rino Logistics will continue to service the transportation needs of the Company, and it will also provide to third-party customers its cargo transportation services.

Backlog

Backlog, defined as uncompleted projects, includes any projects that the Company has undertaken yet has not commenced. As of September 30, 2010 and December 31, 2009, backlog amounted to $56.3 million and $42.9 million (VAT excluded), respectively, the breakdown of which is set forth in the following table. The Company expects that approximately 75% of the backlog will turn into revenue by the end of 2010.

	As of September 30, 2010 (Unaudited)		As of December 31, 2009
Product Segment	Amount (In millions)	Number of Uncompleted projects	Amount (In millions)	Number of Uncompleted projects

1. Desulphurization Systems	$36.9	9	$31.9	2
2. Wastewater Treatment	11.7	3	11.0	2
3. Anti-oxidation Systems	7.7	3	—	—
Total	$56.3	15	$42.9	4

On December 23, 2009, the Company signed a Construction Contract, the total value of which amounts to RMB 197.5 million (approximately $29.0 million), with Shougang Jingtang Iron & Steel Co., Ltd., to construct 2 units of FGD System. As of December 31, 2009, the construction had not yet commenced, whereas as of September 30, 2010, 89% of the construction of the FGD Systems has been completed, and it is expected to be completed by the end of the fourth quarter of 2010.

On October 14, 2010, Rino Sludge signed a Build-Operate-Transfer (“BOT”) Contract with Urban Administration Bureau of Dalian ETD Zone, pursuant to which the Company has the exclusive right to treat municipal sludge of Dalian ETD Zone for 20 years after the completion of the construction. The designed capacity of Phase I of this project, which adopts Rotary Drum Film Dryer technology, is 200 tons of municipal sludge per day, with a unit price of approximately $41 per ton. The estimated total investment of Phase I of this project is $13.5 million, including acquisition of land use right, infrastructure construction, equipment procurement, taxes and other miscellaneous expenditures.

The Company believes that it has established a nationwide reputation for high product quality and competitive cost structure within the iron and steel industry in the past few years. In addition, the environmental protection regulations in China are becoming stricter year by year, and the Chinese government is also strengthening the enforcement of such regulations, especially over the iron and steel industry. The Company, therefore, has obtained more contracts in recent years. To meet the increasing demands of its customers, the Company has to outsource some projects to third-party contractors. At the same time, the Company is trying to accelerate the construction process of the Changxing Island Project in order to increase our production capacity.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this quarterly report.

Three Months Ended September 30, 2010 and 2009.

Revenue

For the three months ended September 30, 2010 and 2009, total revenues were $52.7 million and $63.3 million, respectively, representing a decrease of $10.6 million or 16.7%, which is mainly attributable to the decrease in our wastewater treatment and anxi-oxidation businesses.

The breakdown of the revenue changes is as follows:

	For the three months ended September 30,
	2010		2009
	Revenue (In thousands) (Unaudited)	As a % of total revenue	Revenue (In thousands) (Unaudited)	As a % of total revenue	% of increase
Flue gas desulphurization	$42,935	81.5%	$33,269	52.6%	29.1%
Wastewater treatment equipment	7,452	14.1%	15,077	23.8%	(50.6)%
Anti-oxidation equipment and coatings	1,697	3.2%	13,849	21.9%	(87.8)%
Machining services	155	0.3%	1,107	1.7%	(86.0)%
Operation services	486	0.9%	-	-	-
Total revenue	$52,725	100%	$63,302	100%	(16.7)%

The Desulphurization System, which we introduced in late 2006, can reduce flue gas sulphur dioxide levels by 85-99%. For the three months ended September 30, 2010, the Company recorded revenues generated from desulphurization business of $43.0 million, as compared to $33.3 million for the same period in 2009, representing an increase of $9.7 million or 29.1%, which is mainly due to the increasing demand from the iron and steel industry for this system. The central government of PRC has been strengthening the enforcement of the laws concerning environmental protection, especially over steel and iron plants, which used to be one of the biggest pollution sources in the country. With the prospect of a large potential market, we anticipate our desulphurization business will continue to grow in the next few years.

During the three months ended September 30, 2010, we worked on 16 desulphurization projects, 11 of which are completed and the remaining 5 are still in process, whereas in the same period of 2009, we were working on 12 projects. The average contract size of desulphurization projects was $5.8 million for the three months ended September 30, 2010 compared to $7.3 million for the same period in 2009.

Revenues from the Lamella Wastewater treatment business decreased by $7.6 million or 50.6% to $7.5 million for the three months ended September 30, 2010, as compared to $15.1 million for the same period in 2009. The decrease mainly resulted from the decrease in newly signed wastewater treatment contracts.

Anti-Oxidation System, which we introduced in January 2007, reduces oxidation loss in the production of hot rolled steel plates. For the three months ended September 30, 2010, we generated revenues of $1.7 million from anti-oxidation equipment and related coatings sales, as compared to $13.8 million for the three months ended September 30, 2009, representing a decrease of $12.2 million or 87.8%. For the three months ended September 30, 2010 and 2009, we worked on 6 anti-oxidation and 7 projects, respectively. Generally speaking, turnaround time of completing an anti-oxidation project is much longer than other projects, because anti-oxidation projects can only be operational when the customers, usually steelmakers, stop their production for testing, maintenance and repair. Since it is more time consuming to realize revenues, the Company decides to gradually reduce the production and sales of Anti-Oxidation System and withdraw from the anti-oxidation market.

In addition to the foregoing, the Company provides machining services to third parties, utilizing the idle capacity of heavy machinery to generate manufacturing revenue. The revenue generated from machining services fluctuates based on the utilization rate of heavy machinery for the Company’s own production use and for third-party customers. For the three months ended September 30, 2010, revenues accounted for 0.3% of the total revenue as compared to 1.7 % for the corresponding period in 2009.

During the three months ended September 30, 2010, after selling Desulphurization Systems to one customer, the Company was asked to utilize its technical know-how to provide operation services over the Desulphurization Systems to the customer. For the three months ended September 30, 2010, the Company realized revenue of $0.49 million from operation services. The cost incurred by operation services mainly consists of labor cost, materials consumption, etc.

Cost of Sales

Total cost of sales was $36.4 million and $37.2 million for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $0.8 million or 2.2% in the 2010 period. Costs of revenue as a percentage of sales were 69.1% and 58.7%, respectively, for the three months ended September 30, 2010 and 2009.

The breakdown of the cost of sales is as follows:

	For the three months ended September 30,
	2010		2009
	Total (In thousands) (Unaudited)	% of sales	Total (In thousands) (Unaudited)	% of sales
Revenues
Contracts	$52,084		$62,195
Machining and operation services	641		1,107
Cost of Sales
Contracts	$36,199	69.5%	$36,638	58.9%
Machining and operation services	242	37.8%	531	48.0%
Gross Profit	$16,283	30. 9%	$26,133	41.3%

A detailed breakdown of the cost of sales for the three months ended September 30 2010 and 2009 is as follows:

	For the three months ended September 30,
	2010		2009		% Increase/(decrease)
	Amount (In thousands) (Unaudited)	% to Total	Amount (In thousands) (Unaudited)	% to Total
Raw Materials	$23,574	64.7%	$28,703	77.2%	(17.9)%
Outsourcing cost	9,715	26.7%	3,669	9.9%	164.8%
Other costs	3,152	8.6%	4,797	12.9%	(34.3)%
Total	$36,441	100%	$37,169	100%	(2.0)%

Cost of sales primarily consists of raw materials, outsourcing cost and other costs, which include labor cost, energy consumption depreciation and amortization expenses, etc. For the three months ended September 30, 2010, raw material and other costs decreased by $5.1 million and $1.6 million, respectively, compared with the same period in 2009. As a result of the rapid growth of our business, our production capacity has directly impacted how we operate and how much we can charge from period to period, depending on demand level, production efficiency and location of the projects. Currently, we have reached our maximum production capacity, and we have to outsource some of our projects to outside contractors. The increase in outsourcing costs has significantly increased our cost of sales and resulted in a decrease in our gross margin. Outsourcing costs for the three months ended September 30, 2010 were $9.7 million, of which $5.7 million was incurred by the Shougang Jingtang Project, as compared to $3.7 million in the same period of 2009.

Gross profit for the three months ended September 30, 2010 decreased by $9.9 million or 37.7%, to $16.3 million from $26.1 million for the same period in 2009.

The decrease in gross profit was mainly due to the intensive competition in desulphurization market, which leads to our reduced gross margin. At the same time, the revenue of the Shougang Jingtang Project is recognized under cost recovery method and no gross margin was recognized during the three months ended September 30, 2010.

Operating Expense

Operating expenses for the three months ended September 30, 2010 were $6.4 million, a decrease of $0.2 million or 3.0%, compared to $6.6 million for the corresponding period in 2009.

SG&A expenses for the three months ended September 30, 2010 and 2009 accounted for 11.4% and 10.4% of the total revenue respectively. However, our total SG&A expenses for the three months ended September 30, 2010 decreased by $0.5 million compared to the three months ended September 30, 2009. The change in our SG&A expenses was the result of a $1.6 million decrease in commission expenses, which is in line with our decrease in revenue and a $0.2 million increase in salary expenses.

Our Company’s sales commission is usually determined based on the execution of a signed contract. The Company agreed to pay 4-8% sales commissions upon the receipt of first payment from its customers. Sales commission were $3.3 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $1.6 million or 32.7%, which is mainly attributable to the decrease of revenue for the three months ended September 30, 2010, comparing to that of the same period in 2009. Sales commission accounts for the majority of SG&A, yet it does not fluctuate proportionately along with total revenue due to the nature and the Company’s policy set for the sales commission. For each of our projects, revenue is recognized using the percentage-of-completion method, while commission payment is recognized when we sign the contract with a client and we receive the down payment. Therefore, sometimes during a period, commission is recognized while the project has not started and no revenue for such project has been recognized.

Other Income, Net

For the three months ended September 30, 2010, we had other income, net of $0.4 million as compared to $2.5 million of other expenses, net, in the three months ended September 30, 2009.

The significant increase in other income is mainly attributable to the changes in fair value of warrants. Effective January 1, 2009, because of the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Renminbi, warrants to purchase the Company’s common stock are recorded at fair value. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model. Changes in our stock price cause gains losses to the income statement item. Warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Changes in the fair value of warrants are recognized in earnings until such time as the warrants are exercised or expired.

For the three months ended September 30, 2010, the Company booked income from the changes of fair value of warrants amounting to $97,620, while booked expenses amounting to $2.6 million for the three months ended September 30, 2009. The increase in the income recognized in 2010 resulted from a drop in the market price of the Company’s common stock.

Nine Months Ended September 30, 2010 and 2009.

Revenue

Total revenues were $166.0 million and $139.6 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $26.4 million or 18.9%. Such revenue growth is mainly attributable to the increase of revenues generated from desulphurization and wastewater treatment businesses, which is the result of the increasing demand and the Company’s marketing efforts.

The breakdown of our revenue changes is as follows:

	For the nine months ended September 30,
	2010		2009
	Revenue (In thousands) (Unaudited)	As a % of total revenue	Revenue (In thousands) (Unaudited)	As a % of total revenue	% of increase/(decrease)
Flue gas desulphurization	$119,266	71.9%	$89,057	63.8%	33.9%
Wastewater treatment equipment	33,239	20.0%	31,573	22.6%	5.3%
Anti-oxidation equipment and coatings	11,842	7.1%	17,401	12.5%	(31.9)%
Machining services	1,134	0.7%	1,602	1.1%	(29.2)%
Operation services	486	0.3%	-	-	-
Total revenue	$165,967	100%	$139,633	100%	18.9%

The Desulphurization System, which we introduced in late 2006, can reduce flue gas sulphur dioxide levels by 85-99%. For the nine months ended September 30, 2010, the Company recorded revenues generated from desulphurization business of $119.3 million, as compared to $89.1 million for the same period in 2009, representing an increase of $30.2 million or 33.9%, which is mainly due to the increasing demand from the iron and steel industry for this system. The central government of PRC has been strengthening the enforcement of the laws concerning environmental protection, especially over steel and iron plants, which used to be one of the biggest pollution sources in the country. With the prospect of a large potential market, we anticipate our desulphurization business will continue to grow in the next few years.

During the nine months ended September 30, 2010, we worked on 19 desulphurization projects, 14 of which have been completed and the remaining 5 are still in process, whereas in the same period of 2009, we were working on 17 projects. The average contract size of desulphurization projects is $9.7 million for the nine months ended September 30, 2010 compared to $8.6 million for the same period in 2009.

Revenues generated from the Lamella Wastewater treatment business increased by $1.7 million or 5.3% to $33.2 million for the nine months ended September 30, 2010, as compared to $31.6 million for the same period in 2009. The increase is mainly resulted from the increase in newly signed wastewater treatment contracts for the two periods.

The Anti-Oxidation System, which we introduced in January 2007, reduces oxidation loss in the production of hot rolled steel plates. For the nine months ended September 30, 2010, we generated revenues of $11.8 million from anti-oxidation equipment and related coatings sales, as compared to $17.4 million for the nine months ended September 30, 2009, representing a decrease of $5.6 million or 31.9%. Generally speaking, turnaround time of completing an anti-oxidation project is much longer than other projects, because anti-oxidation projects can only be operational when the customers, usually steelmakers, stop their production for testing, maintenance and repair. Since it is more time consuming to realize revenues, the Company has decided to gradually reduce the production and sales of Anti-Oxidation System and withdraw from the anti-oxidation market.

For the nine months ended September 30, 2010, revenues generated from machining services accounted for 0.7% of our total revenue as compared to 1.1% for the corresponding period in 2009. Machining service fluctuates from quarter to quarter with no pattern as most of such services are non-recurring. The decrease of machining services is mainly because the Company’s own projects utilized more its own machinery’s capacity than the same period in 2009 when the Company serviced more third party customers.

Cost of Sales

Total cost of sales was $109.9 million and $83.4 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $26.5 million or 31.8% in the 2010 period, which is mainly attributable to the business growth of the Company. Costs of sales as a percentage of revenues were 66.2% and 59.7%, respectively, for the nine months ended September 30, 2010 and 2009.

The breakdown of the cost of sales is as follows:

	For the nine months ended September 30,
	2010		2009
	Total (In thousands) (Unaudited)	% of sales	Total (In thousands) (Unaudited)	% of sales
Revenues
Contracts	$164,347		$138,030
Machining Services	1,620		1,602
Cost of Sales
Contracts	$109,167	66.4%	$82,257	59.6%
Machining Services	737	45.5%	1,124	70.2%
Gross Profit	$56,063	33.8%	$56,251	40.3%

A detailed breakdown of the cost of sales in for the nine months ended 2010 and 2009 is as follows:

	For the nine months ended September 30,
	2010		2009		% Increase
	Amount (In thousands) (Unaudited)	% to Total	Amount (In thousands) (Unaudited)	% to Total
Raw Materials	$77,877	70.9%	$66,912	80.3%	16.4%
Outsourcing cost	19,822	18.0%	6,993	8.4%	183.5%
Other costs	12,205	11.1%	9,476	11.3%	28.8%
Total	$109,904	100%	$83,381	100%	31.8%

Cost of sales primarily consists of raw materials, outsourcing cost and other costs, which include labor cost, energy consumption depreciation and amortization expenses, etc. Raw material costs for the nine months ended September 30, 2010 were $77.9 million, representing an increase of $11.0 million or 16.4%, compared to $66.9 million for the same period ended September 30, 2009, while for the same periods, revenues increased by 18.9%. Other costs of good sold were $12.2 million and $9.5 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $2.7 million or 28.8%, which is mainly attributable to the business growth of the Company. Currently, we have reached our maximum production capacity, and we have to outsource some of our products to outside contractors, and consequently resulted in higher cost and lower profit margin. Outsourcing cost for the nine months ended September 30, 2010 and 2009 were $19.8 million, of which $10.0 million was incurred by the Shougang Jingtang Project, and $7.0 million respectively.

Gross profit for the nine months ended September 30, 2010 decreased by $0.2 million or 0.3%, to $56.1 million from $56.3 million for the same period in 2009.

Operating Expense

Operating expenses for the nine months ended September 30, 2010 were $18.2 million, representing an increase of $4.1 million or 29.2%, compared to $14.1 million for the same period ended September 30, 2009, while for the same periods, revenues increased by 18.9%. SG&A expenses for the nine months ended September 30, 2010 and 2009 accounted for 10.7% and 10.1% of the revenue, respectively, representing an increase of 0.6%. Our total SG&A expenses for the nine months ended September 30, 2010 increased by $3.7 million compared to that of the corresponding period in 2009.

There are primarily four reasons for the increase in operating expenses:

i)	Sales commission were $10.4 million and $9.6 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $0.8 million or 8.3%.

ii)
The Company launched two new projects in 2010, which are the Changxing Island Project, and the Sludge Treatment Project, which contribute to the increased operating expenses of approximately $0.8 million.

iii)
To respond to the requirements of the rapid business growth in 2010, the Company recruited new technicians and workers, resulting in the increased labor costs of $0.6 million. Business expenses, office expenses, and traveling expenses aggregately increased by 0.5 million, which is also a result of our business expansion.

iv)
On August 12, the Company entered into a Non-Qualified Stock Option Agreement with Mr. Ben Wang, Chief Financial Officer of the Company, pursuant to which Mr. Wang was granted 150,000 options to purchase the Company’s common stock at an exercise price of $20 per share, vesting in 3 equal annual installments beginning on April 19, 2011. Each installment of options, once vested, will expire on the fifth anniversary of its vesting date. The Company recognized a compensation expense of $325,937 in operating expense for the three months ended September 30, 2010.

Other Income, Net

Total other income, net, for the nine months ended September 30, 2010 was $15.5 million and the total other expenses for the nine months ended September 30, 2009 was $2.8 million.

The significant increase in other income is mainly attributable to the changes of fair value of warrants. Effective January 1, 2009, because of the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Renminbi, warrants to purchase the Company’s common stock are recorded at fair value. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model. Changes in our stock price cause gains losses to the income statement item. Warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Changes in the fair value of warrants are recognized in earnings until such time as the warrants are exercised or expired. For the nine months ended September 30, 2010, the Company booked income from the changes of fair value of warrants amounting to $15.2 million, while booked expenses amounting to $4.4 million for the nine months ended September 30, 2009. The increase in the income recognized in 2010 resulted from the drop in the market price of the Company’s common stock. Volatility in the market price of the Company’s common stock was very high during the nine months ended September 30, 2010, while the volatility is low during the nine months ended September 30, 2009.

Please refer to Notes to Consolidated Financial Statements - Note 2–Summary of Significant Accounting Policies - Fair Value of Financial Instrument for detailed information regarding the change in the fair value of warrants.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2010, the Company had a working capital surplus of $245.0 million, compared to a surplus of $223.8 million as of December 31, 2009, representing an increase of 21.2 million or 9.5%. For the nine months ended September 30, 2010, the Company’s business kept growing, and profitability kept stable, which is reflected in the increase in working capital.

As of September 30, 2010, the Company has cash and cash equivalents amounting to $56.1 million, compared to $134.5 million as of December 31, 2009, representing a decrease of $78.4 million or 58.3%. For the nine months ended September 30, 2010, although the Company borrowed two new loans from banks totally amounting to $10.3 million, capital expenditures reached $26.0 million for the Changxing Island Project, the Sludge Treatment Project, and other investments. Besides capital expenditures, the Company’s business expansion also led to the sharp increase of balances of accounts receivable, costs and estimated earnings in excess of uncompleted contracts, and advance for inventory purchase, the explanations for which are set forth as below:

Accounts Receivable and Accounts Receivable-Retention

As of September 30, 2010, accounts receivable including accounts receivable-retentions increased to $112.0 million from $57.8 million as of December 31, 2009, representing an increase of $54.2 million or 93.8%. Accounts receivable turnover was 138 days for the nine months ended September 30, 2010, compared to 93 days for the same period in 2009, representing an increase of 45 days

The significant increases are mainly attributable to the reasons as set forth below:

i)
With the strengthening enforcement of environmental protection regulations in China in 2010 over the steel and iron industry, the strength and reputation that the Company has established through past years and well recognized within the steel and iron industry, the Company successfully secured several construction contracts in early 2010, of which the total contract value amounted to approximately $121 million, resulting in the increase in our operating revenue, and accordingly, the balance of accounts receivables.

ii)
In order to secure new contracts with the intensified competition it has been experiencing, the Company had to grant the customers more preferential payment terms than ever before. The customers are allowed to make payments by installments lasting for one year and a half or two years, after the projects are completed. For example, in the Shougang Jingtang Project, the customer is allowed to pay off the debt by annual installments for 10 years after the project is completed.

iii)
Year 2010 is the last year of the National 11th Five Year Plan (the “Plan”) that promulgated by the Chinese government. To achieve the objective as set forth in the Plan of reducing the unit GDP energy consumption, the Chinese government implemented a series of measures including imposing punitive electricity prices and power brownouts over iron and steel industry, a heavy energy consumption industry, and even requiring some iron and steel plants to cease or reduce production, which led to a tightening trend of cash flow in such iron and steel businesses.

The Company’s customers are mostly iron and steel plants, which are subject to the more and more stringent environmental protection policy control. Such customers may also be short of cash and therefore cannot make payments to the Company timely as required in the construction contracts, causing the balance of accounts receivable of the Company increased significantly.

Accounts receivable balances are considered past due if payment has not been received within the payment terms established on the sales contracts or granted by the Company, typically up to one year. Management periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Allowance for bad debts amounted to $666,161 and $273,446 as of September 30, 2010 and December 31, 2009, respectively.

Retention refers to the revenue that the Company has earned and billed but held by the customers as a warranty against potential defects for sales of equipments or constructions. Retention is included as part of the contract price, and normally accounts for 5%-10% of the total contract price. Retention is generally collected within one year upon the completion of construction projects.

As of September 30, 2010 and December 31, 2009, retention included in accounts receivable amounted to $21.3 million and $19.0 million, respectively. According to our contracts terms, all the retentions are collectable after the constructions have been completed for one year.

The aging of accounts receivable as of September 30, 2010 and December 31, 2009 is set forth as below:

	September 30, 2010		December 31, 2009
	Amount (In thousands) (Unaudited)	% to total	Amount (In thousands)	% to total
< 1 year	$106,017	94.1%	$52,344	90.2%
Including: Retention	21,325	18.9%	18,985	32.7%
1-2 years	3,653	3.2%	5,718	9.8%
2-3 years	2,997	2.8%	23	0.0%
> 3 years	12	0.0%	—	—
Total	$112,679	100%	$58,085	100%

Since most of our customers are state-owned-enterprises, the credit we grant them is 1 year. Due to the duration of the project and the strict project approval procedures in state-owned enterprises, the payment of the bills may take a longer time than the payment terms as set forth in the construction contracts. On September 30, 2010, the past-due amounts accounted for less than 6% of the Company’s total accounts receivable. We have reviewed the past-due accounts and analyzed historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns.

According to our analysis, we believe that the extended credit terms do not have a material impact on our liquidity in the near term.

Costs and estimated earnings in excess of billings on uncompleted contracts

As of September 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts increased to $41.4 million from $3.3 million on December 31, 2009, representing an increase of $38.1. The significant increase is mainly attributable to below reasons:

i)	As of September 30, 2010, we had 14 projects still under construction, while only 5 were under construction as of December 31, 2009.
ii)
For the nine months ended September 30, 2010, the cost incurred for the Shougang Jingtang Projects, which is accounted for using cost recovery method, amounted to approximately $22.7 million, while the corresponding billings was $0.

Progress billings may not be synchronous with construction stages under the percentage-of-completion revenue recognition method. Unbilled revenue, which is reported as costs and estimated earnings in excess of billings on uncompleted contracts, which hold up another major part of the Company’s working capital.

The aging of costs and estimated earnings in excess of billings as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Costs and estimated earnings in excess of billings (In thousands) (Unaudited)	% to Total	Costs and estimated earnings in excess of billings (In thousands)	% to Total
< 1 year	$12,870	31.1%	$3,259	100%
1-2 years	5,883	14.2%	—	—
> 2 years	22,687	54.7%	—	—
Total	$41,440	100%	$3,259	100%

Advances for inventory purchase

Advances for inventory purchase increased to $57.2 million on September 30, 2010, an increase of $23.1 million or 68.1%, from the $34.1 million on December 31, 2009.

Advances for inventory purchases are required to ensure timely delivery of raw materials needed to execute existing contracts as well as to expand the business. The costs of steel, with its significantly fluctuating price in these years in China, comprises the majority of our cost of goods sold. In 2010, the Company forecasted that the price of steel will rise rapidly, based on the fact that Chines domestic inflation gets intensified monthly, and reduction of steel production will occur due to the nationwide consolidation of steel plants conducted by the Chinese central government. Therefore, the Company advanced more payments than previously to suppliers to guarantee the sufficient supply of steel so as to meet our current and future production needs, and most importantly to fix and control the costs of good sold.

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

Cash flow

The following tables present our net cash flows for the nine months ended September 30, 2010 and for the same period ended September 30, 2009.

	For the nine months ended September 30,
In thousands	2010 (Unaudited)	2009 (Unaudited)
Net cash provided by (used in) operating activities	$(67,643)	$8,391
Net cash used in investing activities	$(25,905)	$(379)
Net cash provided by financing activities	$13,796	$1,304

Cash used in operating activities

Net cash used in operating activities amounted to $67.6 million for the nine months ended September 30, 2010, as compared to net cash provided by operating activities in the amount of $8.4 million for the nine months ended September 30, 2009, representing a decrease of $76.0 million.

For the nine months ended September 30, 2010, although the Company’s business kept growing, and profitability remains strong, a substantial amount of working capital were held up by the increased accounts receivable, costs and estimated earnings in excess of uncompleted contracts, and advances for inventory purchase, etc., all of which are particular and typical to the construction business.

Cash used in investing activities

For the nine months ended September 30, 2010, net cash used in investing activities increased to $25.9 million as compared to $0.38 million used in the same period ended September 30, 2009, representing an increase of $25.5 million.

On February 22, 2010, the Company invested RMB 3 million (approximately $0.44 million) for a 30% noncontrolling interests in Dalian Environment Exchange Co., Ltd.

The Company commenced the construction of the Changxing Island facility construction in early 2010, and has aggregately invested $20.7 million cash in such project as of September 30, 2010, including acquisition of land use right, infrastructure construction, equipment prepayment, taxes and other miscellaneous costs.

In August 2010, the Company established Rino Logistics to meet the transportation needs of Changxing Island Project, and correspondingly paid for the procurement of trucks, trailers and cranes, totaling $1.2 million.

In September 2010, the Company made a prepayment amounting to RMB 25.44 million (approximately $3.7 million) for the land use right of the land located in Dalian ETD Zone, for the construction of a municipal sludge treatment facility.

Cash provided by financing activities

For the nine months ended September 30, 2010, net cash provided by financing activities was $13.8 million, as compared to net cash provided by financing activities in the amount of $1.3 million for the nine months ended September 30, 2009, representing an increase of $12.5 million.

During the nine months ended September 30, 2010, the Company borrowed a short-term loan, the principal of which amounts to RMB 15 million (approximately $2.2 million), from Shanghai Pudong Development Bank (“SPD Bank”). The loan was made on March 1, 2010, and will mature on February 16, 2011.

In addition to the above mentioned short-term loan, the Company also borrowed from SPD Bank a long-term loan, the principal of which amounts to RMB 55 million (approximately $8.1 million). The loan was made on March 1, 2010, and matures on March 1, 2014. The Company is required to repay the loan according to a schedule commencing on March 1, 2012 and continuing thereafter until the maturity date.

Related Party Transactions

As of September 30, 2010 and December 31, 2009, the Company owed $498,598 and $ 494,614 to Mr. Dejun Zou, CEO and director of the Company, respectively, for advances made on an unsecured basis, payable on demand and interest free.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

i)	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

ii)
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

iii)	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

Revenue Recognition

Contracts. The Company enters into long-term fixed price contracts with customers to manufacture and install industrial equipment. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Our contracts are generally for single, seamless solutions, a fact that would make estimation of percentage completion by measuring outputs of little value to financial statement users. Accordingly, we estimate percentage completion based on inputs rather than on outputs, as discussed in SOP 81-1 paragraph 47. Under the percentage-of-completion cost-to-cost method outlined in SOP 81-1 paragraph 44, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to complete the contract. When total cost estimates exceed projected revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

Our equipment sales contracts are fixed-price contracts generally for turnkey projects which include design, manufacture of equipment, and installation of equipment, which can require extensive fabrication and construction work in the client’s steel mill. Accordingly, desulphurization projects require in general 6 to 7 months from inception to final installation and commissioning, while our anti-oxidation systems require about 3 to 4 months from inception to installation. Wastewater treatment equipment can require from 5 to 8 months from contract signing, depending mainly on the specific customer’s ability to accept delivery.

Our equipment sales contracts have two major components, one contains technical specifications and performance criteria and the second contains the commercial terms. As such, our equipment contract generally involves two stages of discussion and negotiation. At the first stage, our engineers and technicians work with our customers to jointly develop technical specifications and performance criteria for each equipment contract. The second stage involves commercial negotiation of price, installation, delivery and other terms based on the size, technical complexity and performance level of the equipment as shown by its specification and performance criteria agreed to by the parties. Depending on the customer, contracts may also contain penalties for delays and definitions of breach of contract. Delay penalty provisions generally require us to pay 0.1% of the contract price for each day the equipment delivery is delayed and such penalty is generally capped at 3% to 5% of the total contract price. All equipment sales contracts specify payment terms. In general, the first 30% is due from the customer within 30 days of contract signing. On average, when the project is 60% complete an additional 30% payment is due. Equipment is generally manufactured at our own facilities and the progress is monitored and signed off by our customers on site on a monthly basis and at each manufacturing mile stone. As equipment is manufactured based on the specifications and performance criteria jointly developed by us and our customers and must obtain our customer’s approval during the manufacturing process, it gives us opportunities to correct any deviation from the requirements of the equipment contracts during our manufacturing process. In the event that we fail to manufacture the equipment in accordance with the technical specifications and criteria, our customers may withhold the payment until we solve the problems and correct the deviation. We are not allowed to deliver equipment unless and until the pre-delivery testing indicates that the equipment meets the technical specifications and performance criteria under the contract. If equipment has been accepted by a customer as meeting the contract specifications and the equipment is delivered for installation at the customer’s site, the customer does not have a contractual right to reject the equipment after installation and must make payment when due. In the event that a customer does not pay any amount when due, we would pursue a breach of contract claim in court in the PRC for all amounts due to date and cease all work until paid pursuant to the contract terms. Our customers may only reject the equipment and terminate the contract if the pre-delivery testing indicates that our equipment does not meet the technical specifications, performance criteria and we are not able to correct the problems. In such case, our customers are relieved from any further payment obligations as our equipment contracts do not require us to provide a refund of the payment already made. To date, we have not encountered any case in which our customers reject the equipment after the completion of the manufacturing, final installation and testing of the equipment. When final installation and testing are completed, another 30% payment is due, and the remaining 10% performance bond is held by the customer for up to a year following completion of the project to ensure quality of installation. To date the Company has not incurred significant costs toward a project after its completion and has had no difficulty collecting the full contract amounts when due.

Because our contracts are generally for single, seamless solutions, we estimate percentage completion based on inputs rather than on outputs. We use a cost to cost method of estimating percentage completion for any given reporting period. Specifically, we use the raw materials applied to a project as a percentage of total budget for the project to estimate percentage completion.  “Applied” in this context means raw materials that are actually fabricated into components for a specific project and not held in inventory, for example “applied” would mean steel on which we have begun fabrication operations, or welding supplies or coatings that have been used or painted on components. We believe this accords with the intent of SOP 81-1 paragraph 49, which precludes using the mere purchase of raw materials to drive percentage completion estimates.

Significant production costs such as raw materials and labor are generally incurred pro rata over the time required to complete each project, beginning with machining of equipment parts in our production facilities in Dalian to fabrication and assembly of housings, towers, and other items constructed on site in our clients’ steel mills. While our production costs also include labor, depreciation, and other manufacturing costs, we believe that using the application of raw materials to work in progress to drive our percentage completion estimates offers the most concrete factual basis for estimation of percentage completion as this prevents the allocation of overheads and utilities from directly affecting our recognition of revenues and is in accord with the guidance in SOP 81-1 paragraph 48.

While our estimated percentage completion is driven by our application of raw materials, our contract terms provide the observation and inspection recommended by SOP 81-1 paragraph 51, which causes the customer acceptance provisions in our contracts to indirectly impact our recognition of revenue. The customer assigns a project manager to monitor the progress and quality of each installation. The project manager signs his approval at the end of each month during the installation, and then upon final installation and testing. The second 30% progress payment is triggered by a percentage completion milestone, in many cases when 60% of a project is completed, while the final 30% progress payment becomes due at final installation and testing. Thus the project manager knows that each approval of percentage completion of a project brings the project closer to a progress payment milestone. We believe this act as a natural check to prevent excessive estimates of percentage completion.

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

The Company also provides technical professional services, such as operation services over Flue Gas Desulphurization Systems that the Company sells to the customers, to its customers based on a fixed-price time contract. The Company recognizes services-based revenue from all of its contracts when the services have been performed, the customers have approved the completion of the services and invoices have been issued and collectability is reasonably assured. Technical services contracts specify the final user, the nature of the project and the type of technology service to be provided. Contracts are valid for one year from signing; payments are generally collected at completion of construction. In the event of insurmountable technical obstacles caused by the recipient of the technical services, the recipient need not be refunded monies already paid and the contract is canceled.  In the event of insurmountable technical obstacles caused by the provider of the technical services, the provider must repay 50% of monies received and the contract is canceled.

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

Recently Issued Accounting Pronouncements and Adopted Accounting

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after September 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after September 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after September 15, 2010. The Company does not expect the adoption of ASU 2010-17 have a significant impact on its consolidated financial statements.

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

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of September 30, 2010 and December 31, 2009 was $8.2 million and $0.0 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2010 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Currency Fluctuations and Foreign Currency Risk

Substantially all of our revenues and expenses are denominated in RMB. However, we use the U.S. dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2010, our accumulated other comprehensive income was $11.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this reports, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010, to satisfy the objectives for which they are intended.

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

2) Lack of controls over fixed assets management

We did not maintain effective controls over the payment and recording of constructions. Specifically, the Company has a lack of controls over constructions in the aspects of status monitoring and payment requisitions, and mistakenly recorded the payment of certain constructions, which resulted in significant adjustments between construction in progress and advance to suppliers. The lack of timely reconciliation procedures and deficient recordkeeping controls constitutes a material weakness in this area such that there is a reasonable possibility that due to these control deficiencies a material misstatement may not be prevented or detected on a timely basis.

3) Lack of internal audit function

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

Changes in Internal Control over Financial Reporting

As a result of the foregoing material weaknesses, as of September 30, 2010, the Company’s audit committee of its Board of Directors has undertaken to further review internal controls along with management and in cooperation with outside consultants in order to remediate all existing material weaknesses and internal control deficiencies.

In October 2010, the Company further bolstered its accounting and financial personnel resources by hiring a new financial controller, who is a certified public accountant, and is fluent in English with years of working experiences with PricewaterhouseCoopers and one US listed company.

Since the beginning of 2010, Management has taken the following further actions to address the deficiencies that are identified and strengthen our internal control over financial reporting:

●	Implemented proper procedures of cash disbursement approval-control management under the supervision of the Audit Committee of the Board of Directors;

●	Created positions in our accounting department to segregate duties of recording, authorizing and testing;

●	Increased our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals;

●	Allocated sufficient resources to achieve an effective internal audit function;

●	Established direct reporting procedures from the Chief Accounting Officer to the Chief Financial Officer to ensure a better overview of the Company’s financial reporting system by the CFO;

●	Reemphasized to all the officers and employees of the Company the Code of Ethics and to ensure all officers and employees’ full compliance of the Code of Ethics;

●	Adopted policies and procedures regarding related party transactions and to ensure Audit Committee’s review of all interested transactions.

Except for the above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect 100% of all errors and fraud that may occur. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. And management believes that the steps we are taking are necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

10.1
Purchase Agreement, dated as of October 3, 2007, by and between Dalian Rino and Dalian Innomind (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.2
Entrusted Management Agreement, dated as of October 3, 2007, by and among Dalian Innomund, Dalian Rino, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.3
Patent Transfer Contract, dated as of October 3, 2007, by and between Dalian Rino and Dalian Innomind (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.4
Shareholders’ Voting Proxy Agreement, dated as of October 3, 2007, by and among Dalian Innomind, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.5
Exclusive Option Agreement, dated as of October 3, 2007, by and among Dalian Innomind, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.6
Pledge of Equity Agreement, dated as of October 3, 2007, by and among Dalian Innomind, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.7
Securities Purchase Agreement, dated as of September 27, 2007 (closed on October 5, 2007) by and among the Company and the named investors (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.8
Registration Rights Agreement, dated as of September 27, 2007(closed on October 5, 2007), by and among the Company and the named investors. (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007.).

10.9
Agreement for Developing Environmental Protection and New Energy, dated November 8, 2008, between Dalian Rino and School of Environmental & Biological Science & Technology in Dalian University of Technology, Environmental Group. *

10.10	Technology Transfer Agreement, dated March 8, 2006, between Dalian Rino and Institute of Process Engineering, Chinese Academy of Sciences. *

10.11	Technology Transfer Agreement, dated May 18, 2007, between Dalian Rino and Institute of Process Engineering, Chinese Academy of Sciences. *

10.12	Employment Agreement, dated August 1, 2007, between Dalian Innomind and Mr. Dejun Zou.*

10.13	Employment Agreement, dated August 1, 2007, between Dalian Innomind and Mr. Jianping Qiu.*

10.14	Form of the Confidentiality and Non-Competition Agreement between Dalian Rino and Mr. Dejun Zou/ Ms. Jianping Qiu/ Ms. Li Yu. *

10.15	Loan Agreement, dated March 31, 2010, among the Company, Dejun Zou and Jianping Qiu (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RINO INTERNATIONAL CORPORATION

Date: November 15, 2010	By:	/s/ Zou Dejun
Zou Dejun
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1
Purchase Agreement, dated as of October 3, 2007, by and between Dalian Rino and Dalian Innomind (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.2
Entrusted Management Agreement, dated as of October 3, 2007, by and among Dalian Innomund, Dalian Rino, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.3
Patent Transfer Contract, dated as of October 3, 2007, by and between Dalian Rino and Dalian Innomind (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.4
Shareholders’ Voting Proxy Agreement, dated as of October 3, 2007, by and among Dalian Innomind, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.5
Exclusive Option Agreement, dated as of October 3, 2007, by and among Dalian Innomind, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.6
Pledge of Equity Agreement, dated as of October 3, 2007, by and among Dalian Innomind, Dejun Zou and Jianping Qiu. (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.7
Securities Purchase Agreement, dated as of September 27, 2007 (closed on October 5, 2007) by and among the Company and the named investors (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 12, 2007.).

10.8
Registration Rights Agreement, dated as of September 27, 2007 (closed on October 5, 2007), by and among the Company and the named investors. (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed with the SEC on November 19, 2007.).

10.9
Agreement for Developing Environmental Protection and New Energy, dated November 8, 2008, between Dalian Rino and School of Environmental & Biological Science & Technology in Dalian University of Technology, Environmental Group.

10.10	Technology Transfer Agreement, dated March 8, 2006, between Dalian Rino and Institute of Process Engineering, Chinese Academy of Sciences.

10.11	Technology Transfer Agreement, dated May 18, 2007, between Dalian Rino and Institute of Process Engineering, Chinese Academy of Sciences.

10.12	Employment Agreement, dated August 1, 2007, between Dalian Innomind and Mr. Dejun Zou.

10.13	Employment Agreement, dated August 1, 2007, between Dalian Innomind and Mr. Jianping Qiu.

10.14	Form of the Confidentiality and Non-Competition Agreement between Dalian Rino and Mr. Dejun Zou/ Ms. Jianping Qiu/ Ms. Li Yu.

10.15	Loan Agreement, dated March 31, 2010, among the Company, Dejun Zou and Jianping Qiu (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.